Form 10QSB
period 1995-05-31
RESERVE INDUSTRIES CORP /NM/
filed 1995-07-14
CIK 83347

U. S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                         FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

     For the quarterly period ended May 31, 1995

     Commission file number 0-3492

                   RESERVE INDUSTRIES CORPORATION
           (Name of Small Business Issuer in its charter)


     NEW MEXICO                           85-0128783
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 Incorporation or Organization)


20 First Plaza, Suite 308, Albuquerque, New Mexico       87102
   (Address of principal executive offices)            (Zip Code)

                            505-247-2384
            Issuer's telephone number, including area code

   	Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 and (2) has been subject to such filing requirements for the past 90 days.

Yes      X        No

   	State the number of shares of outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of July 13, 1995 - 3,157,333 shares $1.00 Par Value

                            INDEX

                                                     Page No.

PART I.	Financial Information

     Consolidated Balance Sheets
     May 31, 1995 and November 30, 1994                  1


     Consolidated Statements of Income
     Second quarter and six months ended
     May 31, 1995 and 1994                               2


     Consolidated Statements of Cash Flows
    	Six months ended
     May 31, 1995 and 1994                               3


     Footnotes to Consolidated Financial Statements      4


     Management's Discussion and Analysis of
     Financial Condition and Results of Operations       5


PART II.	Other Information                               6

        FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The accompanying statements, which should be read in conjunction with the Consolidated Financial Statements included in the November 30, 1994 fiscal year end Annual Report filed on Form 10-KSB, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods, and are subject to audit at the close of the year. However, it is the opinion of the management of the Company that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of such periods have been included.

The Consolidated Financial Statements prepared for fiscal years
1994, 1993, 1992 and 1991 were unaudited because the Company elected to not incur the expense of an audit and to conserve its cash for other corporate requirements.

In November 1992, the Company determined to discontinue the operations of L-Bar Products Incorporated (L-Bar), a wholly owned subsidiary.

               RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                    MAY 31, 1995 AND NOVEMBER 30, 1994
                               (UNAUDITED)
ASSETS                                             1995              1994
CURRENT ASSETS:
  Cash and cash equivalents                      $   	342,971      $   	22,940
  Marketable securities                                28,608           38,360
  receivables, less allowance for doubtful
   accounts of $69,382 in 1995 and 1994               184,457		        108,492
  Receivables from affiliates and related parties     321,860		        302,016
  Inventories		                                  				  91,962		        105,694
  Prepaid expenses and deposits                  			   29,648        			18,159
  Investment in limited partnership		 	                  -		 		          9,900
     Total current assets		 	                        	999,506		        605,561

PROPERTY, PLANT AND EQUIPMENT, at cost              3,093,045	 	     2,990,178
  Less accumulated depreciation and depletion        (818,115)	 	     (896,356)
                                            		 					2,274,930    		 	2,093,822

INVESTMENT IN UNCONSOLIDATED AFFILIATES            	4,496,979		     	4,530,393

ORGANIZATION COSTS, less accumulated
  amortization of $19,697 in 1995 and
  $18,644 in 1994		                                 				7,543         			8,596
GOODWILL, less accumulated amortization
  of $28,250 in 1995 and $26,750 in 1994             			1,750		         	3,250

OTHER ASSETS			                                     			55,710        			55,710
                                            						$	7,836,418    		$	7,297,332

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Short-term debt related party	                 	$  	145,000    		$  	145,000
  Short-term debt				                                 	63,523		          	-
  Current portion of long-term debt		                	126,287		       	117,408
  Trade accounts payable                          				538,308       			369,212
  Deferred obligations to related parties	         	1,376,282		     	1,152,462
  Other current liabilities		                       		383,498	       		327,084
     Total current liabilities	                  			2,632,898     			2,111,166

LONG-TERM DEBT, less current portion                		806,268	       		707,898

DISCONTINUED OPS  -  L-Bar Products	                 	973,072			       992,421

STOCKHOLDERS' INVESTMENT:
  Common stock, $1.00 par value. Authorized
    6,000,000 shares, issued and outstanding
    3,147,333 shares in 1995 and 1994		             3,147,333	     		3,147,333
  Additional paid-in capital                    				7,458,718	     		7,458,718
  Accumulated deficit		                         			(7,181,871)	   		(7,120,204)
     Total stockholders'investment			               3,424,180	     		3,485,847
                                            						$	7,836,418    		$	7,297,332

    The accompanying notes are an integral part of these consolidated statements. The 1995 and 1994 Financial Information is Unaudited.

							       RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
               FOR THE SECOND QUARTER AND SIX MONTHS ENDED
                        MAY 31, 1995 AND 1994
                                (UNAUDITED
                                 		Second Quarter Ended						Six Months Ended
                                    		    MAY 31				         		    MAY 31
                                  		 	1995		  	1994			        1995	     1994
REVENUES:
  Sales		                          $	586,264		$	354,344 	$   927,823	$	593,528
  Contract settlement              		344,791	    		-      			344,791		   	-
  Investment income		                  7,080   			6,600    			14,160 			13,200
  Gain (loss) on sales:
    Marketable securities           		(1,590)			(15,000)   			16,128			(15,000)
    Property and equipment         		(39,352)	   		-			      (38,552)  			-
  Income (loss) from affiliates:
    Equity in earnings			            (74,019) 			(6,744)   			(6,270)			16,032
    Consulting fees                			15,000	  		35,500   	 		30,000		 	74,000
  Other			                               (889)			     86    			2,066    			217
                                   			837,285 			374,786			1,290,146			681,977

COSTS AND EXPENSES:
  Cost of sales                   			468,166			  253,314			  785,140			552,256
  General and administration	      		232,606  			199,701			  429,624			404,026
  Interest	                         		29,344   			28,398			   59,277	 		57,324
  Depreciation and amortization	    		37,310			   30,521			   77,772 			59,548
                                  			767,426	   	511,934			1,351,813	1,073,154
      Net income (loss)		         $  	69,859		$	(137,148)	$ 	(61,667	$(391,177)

EARNINGS (LOSS) PER SHARE:
  Income from continuing operations		$	0.02		   $	(0.05)		  $	(0.02)		$	(0.14)
  Weighted Average Number of Shares
   of Common Stock Outstanding		  	3,061,057			2,805,043			3,061,057	2,805,043


       The accompanying notes are an integral part of these consolidated statements. The 1995 and 1994 Financial Information is Unaudited.

												     RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED MAY 31, 1995 AND 1994
                                    (UNAUDITED)
                                                  	      	Six Months Ended
        	                                                      	May 31
                                                     		  	1995		 	      1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations		              $	  (61,667)		$ 	(391,177)
  Adjustments to reconcile net income from continuing
    operations to net cash provided by operating
    activities:
      Depreciation and amortization		 	                   77,772     			59,548
      Equity in loss (earnings) of affiliates			           6,270			    (16,032)
      Cash distribution from affiliates		                	27,144		     	93,021
      Changes in assets and liabilities:
         (Increase) decrease in trade receivables		     	(95,809)	    		53,723
         Decrease in inventories	                       		13,732		     	31,582
         Decrease in other current assets               			8,163			     22,397
         Increase in trade accounts payable			           169,096		     	11,139
         Increase  in accrued officer
          salaries & directors fees	                   		223,820    			157,374
         Increase in other current liabilities         			56,414		     	44,886
           Total adjustments                          			486,602		    	457,638

             Net cash provided by operating
              activities		                              	424,935	     		66,461

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               			(256,327)   			(63,268)
  Discontinued operations - L-Bar Products            			(19,349)		   	(48,800)
    Net cash used by investing activities	            		(275,676)			  (112,068)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term debt			               63,523	    		(31,388)
  Increase (decrease) long-term debt			                  107,249			    (51,725)
    Net cash provided (used) by financing activities	  		170,772	    		(83,113)
      Net increase (decrease) in cash and cash
       equivalents	                                    		320,031   			(128,720)

Cash and cash equivalents at beginning of year			         22,940	    		181,115
Cash and cash equivalents at end of the quarter		     $ 	342,971	  	$  	52,395

  The accompanying notes are an integral part of these consolidated statements. The 1995 and 1994 Financial Information is Unaudited.

Item 2.  Management's Discussion and Analysis or Plan of Operation

   	Results of Operations

     		Second quarter ended May 31, 1995 compared with the second quarter ended May 31, 1994

During the second quarter ended May 31, 1995 the Company had a net income of $69,859 or $0.02 per share as compared to net loss of $137,148 or $0.05 per share for the same period last year.

The Company's revenues for the second quarter were $837,285 as compared to $374,786 for the same period last year. The revenues increased because of increases in sales and a one time settlement of a contract and this was offset by reductions in equity earnings and losses on disposal of equipment. The general and administration costs increased from $199,704 to $232,606. Some of the expenses contained in the general and administrative costs pertaining to salaries of the officers and deferred compensation have been accrued but not paid as the Company is conserving its cash.

     		Six months ended May 31, 1995 compared
     		with the six months ended May 31, 1994

During the six months ended May 31, 1995 the Company had a net loss of $61,667 or $0.02 per share as compared to net loss of $391,177 or $0.14 per share for the same period last year.

The Company's revenues for the six months were $1,290,146 as compared to $681,977 for the same period last year. The revenues increased primarily because of increases in sales and a one time settlement of a contract. The general and administration costs increased from $404,026 to $429,624. Some of the expenses contained in the general and administrative costs pertaining to salaries of the officers and deferred compensation have been accrued but not paid as the Company is conserving its cash.

     	Liquidity and Capital Resource

          Period from December 1, 1995 to May 31, 1995

Working capital decreased $127,787 for the six months. The decrease in working capital includes salaries, directors fees, deferred compensation and certain interest charges which have been accrued but not paid. The Company made net capital improvement expenditures of $256,327 during this period.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

		Not Applicable

Item 2.  Changes in Securities

		Not Applicable

Item 3.  Defaults upon Senior Securities

		Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

		Not Applicable

Item 5.  Other Information

In April 1995, L-Bar Products, Inc. (currently in Bankruptcy Chapter 7 liquidation), a former plant manager and a former site manager were indicted for allegedly burying hazardous chemicals at L-Bar's Chewelah, WA facility. In May 1992 Federal officals dug up 80 mostly empty acid barrels buried at the Chewelah plant site. L-Bar Products, Inc. has not yet entered a plea before the Court and the Bankruptcy Trustee is handling this matter.

Item 6.  Exhibits and Reports on Form 8-K

   		(a)  Exhibits - none

   		(b)  Reports - none

SIGNATURES


	In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              						RESERVE INDUSTRIES CORPORATION
			                                  					   (Registrant)

                     						        /s/   William J. Melfi
                            						 William J. Melfi, Vice President Finance
                          						   and Administration
                           						 (Principal Financial and Accounting
                           						    Officer and Authorized Officer)





Date: July 13, 1995