Form 10QSB/A
period 1995-05-31
RESERVE INDUSTRIES CORP /NM/
filed 1995-07-20
CIK 83347

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

                            INDEX

                                                     Page No.

PART I.	Financial Information

     Consolidated Balance Sheets
     May 31, 1995 and November 30, 1994                  1


     Consolidated Statements of Income
     Second quarter and six months ended
     May 31, 1995 and 1994                               2


     Consolidated Statements of Cash Flows
    	Six months ended
     May 31, 1995 and 1994                               3


     Footnotes to Consolidated Financial Statements      4


     Management's Discussion and Analysis of
     Financial Condition and Results of Operations       5


PART II.	Other Information                               6

               RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                    MAY 31, 1995 AND NOVEMBER 30, 1994
                               (UNAUDITED)
ASSETS                                             1995              1994
                                                 ------------      -----------
CURRENT LIABILITIES:
  Cash and cash equivalents                      $   	342,971      $   	22,940
  Marketable securities                                28,608           38,360
  receivables, less allowance for doubtful
   accounts of $69,382 in 1995 and 1994               184,457		        108,492
  Receivables from affiliates and related parties     321,860		        302,016
  Inventories		                                  				  91,962		        105,694
  Prepaid expenses and deposits                  			   29,648        			18,159
  Investment in limited partnership		 	                  -		 		          9,900
                                                 ------------      -----------
     Total current assets		 	                        	999,506		        605,561

PROPERTY, PLANT AND EQUIPMENT, at cost              3,093,045	 	     2,990,178
  Less accumulated depreciation and depletion        (818,115)	 	     (896,356)
                                                 ------------       ----------
                                            		 					2,274,930    		 	2,093,822

INVESTMENT IN UNCONSOLIDATED AFFILIATES            	4,496,979		     	4,530,393

ORGANIZATION COSTS, less accumulated
  amortization of $19,697 in 1995 and
  $18,644 in 1994		                                 				7,543         			8,596
GOODWILL, less accumulated amortization
  of $28,250 in 1995 and $26,750 in 1994             			1,750		         	3,250

OTHER ASSETS			                                     			55,710        			55,710
                                                 ------------      -----------
                                            					$ 	7,836,418    		$	7,297,332

LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Short-term debt related party	                 	$  	145,000    		$  	145,000
  Short-term debt				                                 	63,523		          	-
  Current portion of long-term debt		                	126,287		       	117,408
  Trade accounts payable                          				538,308       			369,212
  Deferred obligations to related parties	         	1,376,282		     	1,152,462
  Other current liabilities		                       		383,498	       		327,084
                                                  -----------      -----------
     Total current liabilities	                  			2,632,898     			2,111,166

LONG-TERM DEBT, less current portion                		806,268	       		707,898

DISCONTINUED OPS  -  L-Bar Products	                 	973,072			       992,421

STOCKHOLDERS' INVESTMENT:
  Common stock, $1.00 par value. Authorized
    6,000,000 shares, issued and outstanding
    3,147,333 shares in 1995 and 1994		             3,147,333	     		3,147,333
  Additional paid-in capital                    				7,458,718	     		7,458,718
  Accumulated deficit		                         			(7,181,871)	   		(7,120,204)
                                                 ------------      -----------
     Total stockholders'investment			               3,424,180	     		3,485,847
                                            					$ 	7,836,418    		$	7,297,332

    The accompanying notes are an integral part of these consolidated statements. The 1995 and 1994 Financial Information is Unaudited.

							       RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
               FOR THE SECOND QUARTER AND SIX MONTHS ENDED
                        MAY 31, 1995 AND 1994
                                (UNAUDITED)

                                 		Second Quarter Ended						Six Months Ended
                                    		    MAY 31				         		    MAY 31
                                  			1995  		  	1994			        1995	     1994
                                  ----------  ---------  ---------- ----------
REVENUES:
  Sales		                          $	586,264		$	354,344 	$   927,823	$	593,528
  Contract settlement              		344,791	    		-      			344,791		   	-
  Investment income		                  7,080   			6,600    			14,160 			13,200
  Gain (loss) on sales:
    Marketable securities           		(1,590)			(15,000)   			16,128			(15,000)
    Property and equipment         		(39,352)	   		-			      (38,552)  			-
  Income (loss) from affiliates:
    Equity in earnings			            (74,019) 			(6,744)   			(6,270)			16,032
    Consulting fees                			15,000	  		35,500   	 		30,000		 	74,000
  Other			                               (889)			     86    			2,066    			217
                                   ----------  ---------  ---------- ---------
                                   			837,285 			374,786			1,290,146			681,977

COSTS AND EXPENSES:
  Cost of sales                   			468,166			  253,314			  785,140			552,256
  General and administration	      		232,606  			199,701			  429,624			404,026
  Interest	                         		29,344   			28,398			   59,277	 		57,324
  Depreciation and amortization	    		37,310			   30,521			   77,772 			59,548
                                   ---------   ---------  ---------- ---------
                                  			767,426	   	511,934			1,351,813	1,073,154

      Net income (loss)		         $  	69,859		$	(137,148)	$ 	(61,667	$(391,177)

EARNINGS (LOSS) PER SHARE:
  Income from continuing operations		$	0.02		   $	(0.05)		  $	(0.02)		$	(0.14)
  Weighted Average Number of Shares
   of Common Stock Outstanding		  	3,061,057			2,805,043			3,061,057	2,805,043

       The accompanying notes are an integral part of these consolidated statements. The 1995 and 1994 Financial Information is Unaudited.

												     RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED MAY 31, 1995 AND 1994
                                    (UNAUDITED)

                                                  	      	Six Months Ended
        	                                                      	May 31
                                                     		 1995		 	       1994
                                                     -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations		              $	  (61,667)		$ 	(391,177)
  Adjustments to reconcile net income from continuing
    operations to net cash provided by operating
    activities:
      Depreciation and amortization		 	                   77,772     			59,548
      Equity in loss (earnings) of affiliates			           6,270			    (16,032)
      Cash distribution from affiliates		                	27,144		     	93,021
      Changes in assets and liabilities:
         (Increase) decrease in trade receivables		     	(95,809)	    		53,723
         Decrease in inventories	                       		13,732		     	31,582
         Decrease in other current assets               			8,163			     22,397
         Increase in trade accounts payable			           169,096		     	11,139
         Increase  in accrued officer
          salaries & directors fees	                   		223,820    			157,374
         Increase in other current liabilities         			56,414		     	44,886
                                                    ------------   -----------
           Total adjustments                          			486,602		    	457,638
             Net cash provided by operating
              activities		                              	424,935	     		66,461

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               			(256,327)   			(63,268)
  Discontinued operations - L-Bar Products            			(19,349)		   	(48,800)
                                                   -------------   -----------
    Net cash used by investing activities	            		(275,676)			  (112,068)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term debt			               63,523	    		(31,388)
  Increase (decrease) long-term debt			                  107,249			    (51,725)
    Net cash provided (used) by financing activities	  		170,772	    		(83,113)
                                                   -------------   -----------
      Net increase (decrease) in cash and cash
       equivalents	                                    		320,031   			(128,720)

Cash and cash equivalents at beginning of year			         22,940	    		181,115
Cash and cash equivalents at end of the quarter		     $ 	342,971	  	$  	52,395

  The accompanying notes are an integral part of these consolidated statements. The 1995 and 1994 Financial Information is Unaudited.

           FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying statements, which should be read in conjunction with the Consolidated Financial Statements included in the November 30, 1994 fiscal year end Annual Report filed on Form 10-KSB, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods, and are subject to audit at the close of the year. However, it is the opinion of management of the Company that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of such periods have been included.

The Consolidated Financial Statements prepared for fiscal years 1994, 1993, 1992 and 1991 were unaudited because the Company elected to not incur the expense of an audit and to conserve its cash for other corporate requirements.

In November 1992, the Company determined to discontinue the operations of L-Bar Products Incorporated (L-Bar), a wholly owned subsidiary. In March 1995, the bankruptcy petition for L-Bar was converted to a Chapter 7 liquidation.

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

   		(a)  Exhibits - Exhibit 27.  Financial Data Schedule

   		(b)  Reports on Form 8-K - none

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