Form 10QSB
period 1995-08-31
RESERVE INDUSTRIES CORP /NM/
filed 1995-10-12
CIK 83347

U. S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                            FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended August 31, 1995

Commission file number 0-3492

                      RESERVE INDUSTRIES CORPORATION
              ---------------------------------------------
              (Name of Small Business Issuer in its charter)

         NEW MEXICO                    		       85-0128783
-------------------------------             -------------------
(State or other jurisdiction of	          		(I.R.S. Employer
Incorporation or Organization)		            	Identification No.)


20 First Plaza, Suite 308,
Albuquerque, New Mexico	                      			     87102
-------------------------------                     ----------
(Address of principal executive		                   (Zip code)
 offices)

                          505-247-2384
        ---------------------------------------------
        Issuer's telephone number, including area code


Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 and (2) has been subject to such filing requirements for the past 90 days.

Yes      X        No

State the number of shares of outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of October 10, 1995 - 3,157,333 shares $1.00 Par Value

                  INDEX

                                         									 Page No.

PART I.	Financial Information

	Consolidated Balance Sheets
	August 31, 1995 and November 30, 1994               		1

	Consolidated Statements of Income
	Third quarter and nine months ended
	August 31, 1995 and 1994	                    		      	2

	Consolidated Statements of Cash Flows
	Nine months ended
	August 31, 1995 and 1994			      	                    3

	Footnotes to Consolidated Financial Statements		  				4

	Management's Discussion and Analysis of
 Financial Condition and Results of Operations		   				5


PART II.	Other Information					                        6

               RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                   AUGUST 31, 1995 AND NOVEMBER 30, 1994
                               (UNAUDITED)
ASSETS						                                 1995			           1994
CURRENT ASSETS:
  Cash and cash equivalents		                $3,197,911	       $   22,940
  Marketable securities		                   	      -		             38,360
  Receivables,less allowance for doubtful
  accounts of $43,274 in 1995 and $69,382
  in 1994                                  		   224,999	          108,492
  Receivables from affiliates and related
  parties				                                   355,935	          302,016
  Inventories	                           				   106,106       	   105,694
  Prepaid expenses and deposits             	    54,511	           18,159
  Investment in limited partnership              	 -		             	9,900
                                      							----------	       ----------
     Total current assets	                  	   939,462	          605,561

PROPERTY, PLANT AND EQUIP, at cost	           3,199,742	        2,990,178
  Less accumulated depreciation
  and depletion		                          		  (860,901)	        (896,356)
                                      							----------       	----------
                                     						 	 2,338,841	        2,093,822

INVESTMENT IN UNCONSOLIDATED AFFILIATES				   4,452,528	        4,530,393
ORGANIZATION COSTS, less accumulated
amortization of $20,224 in 1995
and $18,644 in 1994			     		                     1,236	            8,596

GOODWILL, Less accumululated amortization
of $30,000 in 1995 and $26,750 in 1994    			     1,000           		3,250

OTHER ASSETS			                            		    55,710	           55,710
                                      							----------	       ----------
                                      							$7,788,777       	$7,297,332

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Short-term debt related party	             $  145,000	       $  145,000
  Short-term debt			                        	    59,424	             -
  Current portion of long-term debt             109,828	          117,408
  Trade accounts payable                  			   413,918       	   369,212
  Deferred obligations to related parties				 1,460,702	        1,152,462
  Other current liabilities		                   409,547       	   327,084
                                      							----------       	----------
     Total current liabilities	               2,598,419	        2,111,166

LONG-TERM DEBT, less current portion   						   894,208	          707,898

DISCONTINUED OPERATIONS - L-Bar Products		 		   973,069	          992,421

STOCKHOLDERS' INVESTMENT:
  Common stock, $1.00 par value. Authorized
  6,000,000 shares,issued and outstanding
  3,157,333 shares in 1995 and
  3,147,333 shares in 1994		                  3,157,333       	 3,147,333
  Additional paid-in capital		                7,458,718       	 7,458,718
  Accumulated deficit	                     		(7,292,970)      	(7,120,204)
                                      							----------       	----------
     Total stockholders'investment	       			 3,323,081	        3,485,847
                                      							----------       	----------
                                      							$7,788,777       	$7,297,332

The accompanying notes are an integral part of these consolidated	statements.
The 1995 and 1994 Financial Information is Unaudited.

          						 RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE THIRD QUARTER AND NINE MONTHS ENDED
                         AUGUST 31, 1995 AND 1994
                                 (UNAUDITED)


                     						          Third Quarter Ended     Nine Months Ended
                       							    		      AUGUST 31								      AUGUST 31
                                   		1995			      1994       1995        1994
REVENUES:
  Sales	                        					$  398,170	$  461,585   $1,325,993  $1,055,113
  Contract settlement			                   -		        -         344,791        -
  Investment income				                   7,084	     6,600       21,244      19,800
  Gain (loss) on sales:
    Marketable securities          		      -		      (1,959)      16,128     (16,959)
    Property and equipment		               -		        -         (38,552)       -
  Income (loss) from affiliates:
    Equity in earnings			               (53,269)    73,955      (59,539)     89,887
    Consulting fees 	              		    15,000	    12,500       45,000      86,500
  Other						                              (110)        76        1,956         293
                              							---------- ----------   ----------  ----------
                              							   366,875	   552,757    1,657,021   1,234,634

COSTS AND EXPENSES:
  Cost of sales				                     218,631	   279,237    1,003,771     831,493
  General and administration		          181,576	   192,045      611,200     596,071
  Interest                      					    30,126	    56,543       89,403     113,867
  Abandonment of assets		           	     8,531	      -           8,531        -
  Depreciation and amortization     	    39,110	    31,809      116,883      91,357
                              							----------	----------   ----------  ----------
                              							   477,974	   559,634    1,829,787   1,632,788

      Net gain (loss)			             $ (111,099)$   (6,877)  $ (172,766) $ (398,154)


EARNINGS (LOSS) PER SHARE:
  Income from continuing operations		$    (0.04)	$   (0.00)  $    (0.05) $    (0.14)

  Weighted Average Number of Shares
   of Common Stock Outstanding	        3,149,854	 2,805,043   3,149,854   2,805,043

The accompanying notes are an integral part of these consolidated statements. The 1995 and 1994 Financial Information is Unaudited.

          RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
         				 CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED AUGUST 31, 1995 AND 1994
                      						(UNAUDITED)

                                       							 	Nine Months Ended
                                     										    	August 31
                                         							1995		 	    1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations					      $ (172,766)	$ (398,054)
  Adjustments to reconcile net income from
  continuing operations to net cash provided
  by operating activities:
   Abandonment Canadian assets	                      8,531	       -
   Depreciation and amortization               	   116,882 	    91,357
   Equity in loss (earnings) of affiliates		  		    59,421	    (89,987)
   Increase in interest receivable from affiliate  (21,240)	   (19,800)
   Cash distribution from affiliates					           39,684	    198,367
   Loss on disposal of investment	                    -		       16,959
   Changes in assets and liabilities:
    (Increase) decrease in trade receivables				  (170,426)	    27,487
    (Increase) decrease in inventories				            (412)	    34,454
    Decrease in other current assets					           11,908	      5,647
    Increase (Decrease) in trade accounts payable   44,706	    (31,188)
    Increase  in accrued officer salaries				  	   308,240	    246,092
    Increase in other current liabilities				       82,463	     76,411
                                         							---------- 	----------
        Total adjustments			                       479,757	    555,799

      Net cash provided by operating activities	   306,991	    157,745

		CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of fixed  assets				     		     8,141 	      -
  Capital expenditures	                       		  (360,822)	   (96,074)
  Discontinued operations - L-Bar Products				     (19,352)	   (53,055)
                                         							---------- 	----------
   Net cash used by investing activities					     (380,174)	  (140,988)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Capital Stock for services				    	   10,000		      -
  Increase (decrease) in short-term debt				        59,424		   (31,388)
  Increase (decrease)in long-term debt			       	  178,730		   (77,588)
                                         							----------  ----------
    Net cash provided (used) by
     financing activities		                        248,154		  (108,976)
                                         							---------- 	----------
    Net increase (decrease)
    in cash and cash equivalents	                  174,971		   (92,219)

Cash and cash equivalents at beginning of year			   22,940		   181,115
Cash and cash equivalents at end of the quarter	$ 197,911	 	$   88,896

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for interest		    			$  24,919		 $   29,948

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

	Results of Operations

       		Third quarter ended August 31, 1995 compared with the third quarter ended August 31, 1994

During the third quarter ended August 31, 1995 the Company had a net loss of $111,099 or $0.04 per share as compared to net loss of $6,877 or $0.002 per share for the same period last year.

The Company's revenues for the third quarter were $366,875 as compared to $522,757 for the same period last year. For the quarter the revenues decreased because of decreases in sales and equity earnings and the general and administration costs decreased from $192,045 to $181,576. Some of the expenses contained in the general and administrative costs pertaining to salaries of the officers and deferred compensation have been accrued but not paid as the Company is conserving its cash.

       	Nine months ended Auugust 31, 1995 compared with the nine months ended August 31, 1994

During the nine months ended August 31, 1995 the Company had a net loss of $172,766 or $0.05 per share as compared to net loss of $398,154 or $0.14 per share for the same period last year.

The Company's revenues for the nine months were $1,657,021 as compared to $1,124,634 for the same period last year. The revenues increased primarily because of increases in sales and a one time settlement of a contract, which were offset by a reduction in equity earnings. For the nine months the general and administration costs increased slightly from $596,071 to $611,200. Some of the expenses contained in the general and administrative costs pertaining to salaries of the officers and deferred compensation have been accrued but not paid as the Company is conserving its cash.

	Liquidity and Capital Resources

          Period from December 1, 1995 to August 31, 1995

Working capital decreased by $153,352 for the nine months. The decrease in working capital includes salaries, directors fees, deferred compensation and certain interest charges which have been accrued but not paid. The Company made net capital improvement expenditures of $360,822 during this period.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

		Not Applicable

Item 2.  Changes in Securities

		Not Applicable

Item 3.  Defaults upon Senior Securities

		Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

		Not Applicable

Item 5.  Other Information

		Not Applicable

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


                      						RESERVE INDUSTRIES CORPORATION
                         								   (Registrant)

                  						      /s/   William J. Melfi
                           -------------------------------
 							                  	William J. Melfi,
                           Vice President	Finance and Administration
                     						(Principal Financial and Accounting
                     						Officer and Authorized Officer)


Date: October 10, 1995