Form 10KSB40
period 1995-11-30
RESERVE INDUSTRIES CORP /NM/
filed 1996-02-28
CIK 83347

U. S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                          FORM 10-KSB

Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended November 30, 1995

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

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12(g) of the Act:
       Common stock, $1.00 Par Value
         Title of each class

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes __X___  No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.  [X]

State the issuer's revenues from continuing operations for its most recent fiscal year. $1.7 million

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of February 15, 1996 $230,600.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  As
of February 15, 1996,  3,147,333   $1.00 Par Value

PART I

Item 1.  Description of Business

(a)   	Business Development.  Reserve Industries Corporation, a
New Mexico Corporation incorporated in 1957, (the "Registrant") is engaged in the mining and sale of silica sand. The Registrant conducts these operations in the USA. In addition, the Registrant holds several properties with mineral potential and has equity interests in operations that supply services and products to the steel industry and in operations in the Far East that process waste slag from the smelting of copper into various abrasive products used by the ship repair industry.

The Registrant, through its wholly owned subsidiary Reserve Silica Corporation (Reserve Silica), located in Ravensdale, Washington, southeast of Seattle, mines and processes silica
sand.   The mine run  sand is extracted from open pit mines
located on leased land and is transported to an adjacent sand processing plant. The wet plant washes and separates the clay from the mine run sand and screens the sand into several products, which are marketed to the cement industry and to golf courses for sand traps. The facility also incorporates a drying plant, which produces a dried silica sand for the glass container industry. Reserve Silica is working to develop other silica sand products to serve other markets. During the year, Reserve Silica began a plant modernization program to replace and upgrade both the wet plant and drying plant. All of the equipment for the wet plant upgrade has been purchased and installed. The wet plant upgrade project is scheduled to be completed in early 1996. The upgrade to the drying plant is expected to be completed in late 1996.

The Registrant, through its wholly owned subsidiaries Reserve Trigon Corporation (Reserve Trigon) and Reserve Rossborough Ventures Corporation (Reserve Rossborough Ventures), owns an equity interest in Rossborough Manufacturing Co. L.P. (Rossborough L.P.), of Avon Lake, Ohio. A description of ownership is described in footnote 5 of the notes to the consolidated financial statements. Rossborough L.P. is in the business of providing products and services to the steel and foundry industries. A major part of Rossborough L.P.'s business is involved in supplying magnesium based reagents to the steel industry for desulfurizing iron. Rossborough L.P. has a new magnesium grinding and product blending facility located near Walkerton, Indiana, which was completed in April 1995. The facility processes both magnesium ingots and secondary magnesium granules into a size suitable for use in iron desulfurization and also has the capability to provide blended finished products. Most of the operations performed at the old La Porte facility have been moved to the new plant.

The Registrant owns a 20% stock interest in JPL Industries Pte. Ltd., (JPL) a Singapore company organized in 1990. The other shareholders are a subsidiary of Jurong Shipyards Ltd., a Singapore company and two Japanese companies, Nippon Mining & Metals Company, Ltd. and Mitsui & Company, Ltd. JPL is in the environmental conservation industry. A plant in Singapore has been constructed the help the Singapore ship repairing industry dispose of its used copper slag abrasives. The recycle plant mechanically separates contaminates from used abrasives. The recycled abrasives are segregated into a coarse size fraction suitable for reuse as a blasting abrasive and a fine slag size fraction, which is used to make concrete pavers. JPL is also in the business of selling processed and unprocessed abrasives made from granulated copper slag.

During the fall of 1995, .JPL authorized the issuance of S$12.5 million (Singapore dollars) of interest bearing redeemable convertible unsecured loan stock, of which $11 million has been subscribed. The loans will be used to finance the second stage of the copper slag processing and recycle facility and to expand the concrete paver plant. If the all of the convertible loans are subscribed and converted into common stock, the Registrant's interest will be reduced to approximately 7%.

The Registrant, through its wholly-owned subsidiary Reserve Minerals Corporation (Reserve Minerals), has retained economic interests in three uranium joint ventures located in northern Saskatchewan, Canada. The retained interests in the Waterbury Lake Joint Venture and the Dawn Lake Joint Venture are net profit interests of approximately 0.75% and 1.5%, respectively. The Registrant owns a 1% royalty of its former 9.063% interest on all minerals produced in the McArthur River Joint Venture. Some or all of the retained economic interests (net profits and royalty) may become earning assets in the future.

The Waterbury Lake Joint Venture includes the Cigar Lake deposit, which contains approximately 1.0 million tons of uranium mineralization at a grade of 14% and an additional 1.1 million tons of uranium mineralization at a grade of 4.5%. This equates to approximately 385 million pounds of uranium concentrate, U3O8. The deposit covers an area of approximately 40 acres. The Cigar Lake Mining Corporation, formed by the Waterbury Lake Joint Venture, has the responsibility of developing the Cigar Lake property. A special underground remote mining and transport method, which surpasses prevailing safety standards, has been developed and successfully tested within the deposit. During the year, the venture has made arrangements to have the ore processed at the McClean Lake mill currently under construction and located approximately 60 kilometers from the orebody. Also in 1995, an environmental impact statement was submitted for review. Mining is dependent on the successful completion of the permitting process and the development of favorable markets, which could occur before the end of the century.

The McArthur River Joint Venture continued exploration work on the uranium deposit discovered in 1988. As a result of underground exploration drilling, the geologic reserves in the property have been increased to 416 million pounds of U3O8 at an average grade of 15% U3O8. The operator of the property has begun the permitting process and an environmental impact statement was submitted for review in 1995. If the process is successful, the new mine would begin production before the end of the century. The mine would replace production from the Key Lake deposit and the Key Lake processing mill will be used to process the ore.

The Dawn Lake Joint Venture has a uranium deposit containing
755,900 tons of uranium mineralization at an average grade of 1.97%. This equates to approximately 29.8 million pounds of uranium.

The Registrant holds various non-producing mineral properties in the United States. In New Mexico it owns the mineral rights in a 57,000 acre tract and an 8-1/3% non-participating royalty on all the minerals in a 60,000 acre tract. Prior drilling has located some uranium mineralization on these tracts.

L-Bar Products Incorporated (L-Bar Products), a wholly-owned subsidiary of the Registrant, operated a magnesium recovery plant located at Chewelah, Washington, north of Spokane. The plant was closed in December 1991. In March 1995 L-Bar Products was placed in Chapter 7 liquidation and a trustee was appointed. Matters pertaining to the L-Bar Products bankruptcy case are more fully discussed below (reference Item 3. Legal Proceedings).

(b)	Business of Issuer. The business of the issuer is as follows:

1. The Registrant primarily produces and sells silica sand to the glass, cement and golf course industries. Further descriptions of the businesses are contained in Item 1. (a) above.

2. In the majority of cases, the Registrant distributes its products directly to its customers by truck or rail. Some of the golf course bunker sand is sold to distributors.

3. The Registrant has not publicly announced any new products or services.

4. For the silica sand operation numerous competitors exist, however competition is limited to regions by the cost of shipping. The Registrant competes on the basis of keeping prices in line with the competition and maintaining the quality and consistency of the products.

5. The Registrant acquires the raw materials for the silica sand operation from a silica sand deposit leased by the Registrant and the mine is operated to provide mine run sand as required by operations.

6. The Registrant deals with relatively few customers. For the silica sand business, approximately two-thirds of the sales are made to two long term customers.

7. There are no patents or trademarks of material importance to the Registrant's business. Mining claims, leases and crown grants are believed to be held under valid contracts or other evidence of title.

8. The Registrant does not currently require any new government approval in order to conduct its business.

9. As with all small and large businesses, the existing and probable governmental regulations are a significant burden, and the cumulative effects are potentially detrimental to business expansion.

10. The Registrant has not spent a material amount of funds on research and development.

11. Federal, state and local laws and regulations relating to protection of the environment effect the Registrant in many areas of its operations. Except for L-Bar Products, the cost and effects of these laws, in the opinion of management, are currently contained in the Registrant's financial statements. The State of Washington Department of Ecology (WDOE) (Reference
Item 3. Legal Proceedings) requested that L-Bar Products provide financial assurance that the residue pile, accumulated at the Chewelah plant by the previous owners of the plant, can be removed from the site. L-Bar Products is currently in Chapter 7 bankruptcy liquidation, and this matter is currently unresolved. It is management's opinion that the Company will not be liable for this matter, and in any event any liability can not be estimated, therefore, no amounts have been accrued for this matter in the accompanying financial statements. The Registrant has also been sued by Northwest Alloys, the generator of the material at the Chewelah plant, to provide reimbursement for its costs for the site remediation that Northwest Alloys has agreed to perform (Reference Item 3. Legal Proceedings).

12. The Registrant has 19 full time employees and 1 part time employee in the United States.

Item 2.  Description of Properties

(a) Information as to the location of the principal plants is forth under Item l. above. The silica sand property is operated under a mineral lease from the owner. The mineral property interests are described in the table below.

            RESERVE INDUSTRIES CORPORATION
                  MINERAL INTERESTS



                   				  Gross		    %	 	   Net  		Type of
Location  and Mineral		  Acres		Interest		 Acres		Interest
New Mexico - Uranium
  L-Bar Ranch
    Reserve Tract			    57,000 		100.00%	  57,000 (1)	Mineral deed
    Exxon Tract		 	     60,000 		  8.33%	   5,000		Royalty
  Other				                552	 	50-100%	     312		Mineral deed
                       -------            -------
				                   117,552			         	62,312

Saskatchewan Canada *
  Waterbury Lake Project		234,300 (2)
  Dawn Lake Project		     386,800 (2)
  McArthur River Project		211,400 (2)

* Approximate
(1) Subject to a 1/24 royalty interest
(2) The company's interest in these projects is described in
Item 1.

(b) Investment Policies. In the normal course of business, the Registrant does not deal in investments contemplated by this section.

(c)  Description of Real Estate and Operating Data.  The
Registrant does not deal in Real Estate investments and a description of its operating properties is contained above. The
Registrant believes that its operating properties are adequately insured.

Item 3.  Legal Proceedings

(a)  Pending legal proceedings

     Northwest Alloys Inc. vs. Reserve Industries Corporation

On April 28, 1994, a complaint for monetary and declaratory relief was filed in the United States District Court for the Eastern District of Washington by Northwest Alloys against the
Registrant.

The complaint alleges causes of action for monetary and declaratory relief for breach of contract and statutory contribution under the Washington Model Toxics Control Act
(MTCA). For its breach of contract claim, Northwest Alloys seeks to rely upon an August 2, 1990 guaranty signed by the Registrant, which Northwest Alloys claims guarantees payment of the greater of (i) up to $2,000,000 for environmental cleanup at the Chewelah, Washington site owned and operated by L-Bar Products, or (ii) certain loan funds in excess of $2.5 million, plus interest, related to L-Bar Products' alleged obligation to repay certain loans from Northwest Alloys (estimated by Northwest Alloys to be $1,291,481 plus accrued and accruing interest). For the statutory contribution action under the MTCA, Northwest Alloys seeks contribution for ongoing remedial costs for alleged soil and ground water contamination at the L-Bar Products site in Chewelah, Washington. Contribution is sought from the Registrant for past and present costs incurred, and future costs to be incurred, by Northwest Alloys to address the alleged soil and ground water contamination at the L-Bar Products site.

The Registrant denies any and all liability alleged in the complaint and is contesting the claims. On June 17, 1994, the Registrant filed a counterclaim against Northwest Alloys seeking damages for breach of contract, breach of fiduciary duty, and declaratory relief regarding environmental cleanup costs at the site.

Northwest Alloys filed a motion for summary judgment to enforce the August 2, 1990 guaranty. The motion was heard before the Court on October 4, 1994 and Northwest Alloys' motion was denied. On December 6, 1994 an order was entered staying all further proceedings pending the completion of adversary proceedings involving the Registrant in L-Bar Product's bankruptcy proceedings (see below).

     L-Bar Products Inc. Bankruptcy Proceedings

On December 13, 1991 L-Bar Products was notified that a petition was filed against it for an order of relief under Chapter 7 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the Eastern District of Washington. This petition was filed on behalf of three creditors that had performed work on the capital improvements at the L-Bar Products plant, prior to plant closure. On July 13, 1992 L-Bar Products filed a reorganization petition under Chapter 11 of the U.S. Bankruptcy Code. The case was consolidated in the Bankruptcy Court for the Eastern District of Washington. On March 15, 1995, the bankruptcy was converted to Chapter 7 and a trustee was appointed.

L-Bar Products is continuing to pursue resolution of certain claims against Northwest Alloys (see below).

     L-Bar Products, Inc. vs. Northwest Alloys Inc.

On August 31, 1994, L-Bar Products filed a complaint for breach of contract, breach of fiduciary duty, equitable subordination, declaratory relief and recovery of environmental cleanup costs against Northwest Alloys. The complaint was filed in the United States Bankruptcy Court for the Eastern District of Washington. On October 21, 1994 Northwest Alloys filed a third party claim against the Registrant seeking the same relief as requested in the case described above. On December 30, 1994, the Registrant filed a counterclaim against Northwest Alloys seeking relief similar to that contained in its counterclaim in the case described above. Because the District Court has stayed all proceedings in that action, matters involving claims by and against the Registrant, L-Bar Products and Northwest Alloys are proceeding in the Bankruptcy Court. Pre-trial discovery commenced in early 1996.

(b)  Pending governmental legal proceedings

     WDOE Proceedings

The WDOE named the Registrant and L-Bar Products as potentially liable persons (PLP) for part of the cleanup related to the Chewelah site. The basis for naming L-Bar Products was its status as site owner/operator. The basis for naming the Registrant is the alleged responsibility of the parent corporation. It is management's opinion that the Registrant was a separate entity from L-Bar Products and is not responsible as a PLP for site contamination.

The WDOE has entered into an administrative order with Northwest Alloys under which Northwest Alloys has agreed to undertake testing at the Chewelah site and prepare a proposed remedial plan for cleanup. L-Bar Products has petitioned the Bankruptcy Court for approval to agree to the same order in order to cooperate with WDOE. This request is pending. The Registrant has declined to enter into the order due to its insistence that it is not a PLP under the MTCA.

     Environmental Protection Agency Proceedings

In the Spring of 1992, the Environmental Protection Agency pursuant to information contained in a sealed affidavit uncovered approximately 80 barrels that had contained a spent sulfuric acid. The barrels were mostly empty but some contained some "sludge" in the bottom.

In the Spring of 1995, the Justice Department indicted a former foreman and the former plant manager. An indictment was also presented against L-Bar Products. The foreman plead guilty to two counts and was sentenced to three years probation and six months partial home confinement. The former plant manager plead guilty to two misdemeanor charges and was sentenced to six months unsupervised probation. According to news reports, the former foreman told the federal judge that an employee he supervised suggested the barrels be buried, and that "there was really no agreement to do anything... I did not discuss it with L-Bar Products ahead of time... I guess it just didn't enter my mind that it might have been considered hazardous (under federal law)".

L-Bar Products has not yet entered a plea as it did not have an attorney to represent it. Pursuant to a hearing on this matter, the Bankruptcy Court has authorized appointment of a special attorney to represent L-Bar Products in this matter. Such appointment is subject to creditor approval.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of the Registrant was held on November 21, 1995. The primary item of business at the meeting was the election of Directors of the Registrant to hold office until the next annual meeting of shareholders or until successors have been elected and qualified. At the record date of October 10, 1995 there were 3,147,333 shares outstanding and entitled to vote at the meeting. The following table lists the Directors elected and the votes for, against and abstain for each Director:

	       	Director			         For     		   Against  		  Abstain
         --------         ---------       -------      -------
	  	James J. Melfi, Jr.  	2,551,882		      30,330			   23,800

  		Frank C. Melfi      		2,551,882		      30,330			   23,800

  		William  J. Melfi	   	2,501,882		      80,330			   23,800

PART II

Item 5.  Market For Common Equity and Related Shareholders
Matters.

	(a)	Market Information.  The Registrant's common stock is
currently not publicly traded because the Registrant has elected to forgo an audit in order to conserve capital for necessary plant improvements. Once the Registrant is in a position to do so, it plans to file audited financial statements. Prior to August 1992, the Registrant was listed on the NASDAQ National
Over-the-Counter Market. Since the Registrant's stock is not quoted, the Registrant can not list current prices for its stock. The Registrant has been informed that the most recent transactions have occurred at a price of $0.125 per share.

(b)	Holders.  On February 25, 1996, the Registrant had
approximately 800 shareholders.

(c)	Dividends.  The Registrant has never paid a dividend.  There are currently no restrictions or covenants to limit the ability to pay a dividend.

Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations. For the year ended November 30, 1995, the Registrant had revenues of $1,778,137 which resulted in a net loss of $754,543 or $0.24 per share. For the year ended November 30, 1994, the Registrant had revenues of $1,438,016 which resulted in a net loss of $943,726 or $0.32 per share.

The revenues in 1995 increased from 1994 as a result of increased sales and a non-recurring contract settlement of $344,791. This increase was offset by decreased income from affiliates. The increase in sales occurred at the Registrant's silica sand operation. This increase was offset by higher than expected cost of sales due to the age of the sand plant. A renovation of the sand plant was begun in mid-1995 and is scheduled to be completed in early 1996. The renovation is expected to improve the efficiency of the plant. Approximately $520,000 of the loss is attributable to a change in the method of inventory accounting by an affiliate (see footnote 5 of the notes to the consolidated financial statements).

Liquidity and Capital Resources. The Registrant's net cash provided (used) by operating activities was $324,041 and $(236,221) in 1995 and 1994, respectively. The net cash used by investing activities was $722,512 and $175,886 in 1995 and 1994, respectively. Most of the cash used by investing activities in 1995 and 1994 was for capital improvements and the cost of the L-Bar bankruptcy. The Registrant increased its debt by $401,914 in 1995 and reduced its debt by $88,358 in 1994.

The Registrant had working capital deficits of approximately $2.1 million and $1.5 million in 1995 and 1994, respectively.
As part of the Registrant's program to conserve cash, part of the salaries due to the officers of the Registrant, all of the deferred compensation due to the deceased chairman's spouse and the part of the interest due on certain loans have been accrued but not paid in 1995. During 1994, $231,984 of the accrued deferred compensation and $110,306 of the deferred interest was paid by the issuance of common stock (see footnote 12 of the notes to the consolidated financial statements). As of November 30, 1995, these accruals (salaries, deferred compensation and deferred interest) exceeded $1.4 million.

Item 7.  Financial Statements.

The following Consolidated Financial Statements of the
Registrant and its subsidiaries are filed as a part of the report and are attached:

	Consolidated Balance Sheets as of November 30, 1995 and 1994

	Consolidated Statements of Operations for the Years Ended
  November 30, 1995 and 1994

	Consolidated Statements of Stockholders' Investment for the Years Ended November 30, 1995 and 1994

	Consolidated Statements of Cash Flows for the Years Ended
  November 30, 1995 and 1994

 Notes to Consolidated Financial Statements

Because the financial statements are not audited there is no report of independent accountants.

All other schedules are omitted, as the required information is not required, or the information is presented in the financial statements or related notes.

Item 8.  Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure.

Because of the Registrant's program to conserve cash, it was not able to retain an independent accountant to audit the financial statements for the fiscal years of 1995, 1994, 1993, 1992 and 1991. The Registrant has previously used Arthur Andersen & Co. and may retain them in the future.

While the Registrant has not used an independent accountant for the fiscal years ended November 30, 1995, 1994, 1993, 1992 and 1991, the Registrant is not aware of any disagreements with accountants as contemplated by item 304 of SEC Regulation S-B.

PART III

Item 9.  Directors, Executives Officers, Promoters and Control
Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identify Directors and Executive Officers.

The following paragraphs list the names, ages and business experience of the directors, each of whom is an executive officer of the Registrant.

James J. Melfi, Jr., age 68, is Chairman of the Board of the Registrant. Mr. Melfi was elected Chairman of the Board in April 1985, and he was President from December 1975 to December 1985. He has been a director of the Registrant since 1970.

Frank C. Melfi, age 59, is President of the Registrant, a position he has held since December 1985. From 1976 through December 1985, he was Executive Vice President of the
Registrant.  He has been a director of the Registrant since
April 1985.

William J. Melfi, age 53, is Vice President of Finance and Administration of the Registrant, a position he has held since December 1985. He is also Treasurer of the Registrant, a position he assumed in July 1995. For more than five years prior to 1985, he was manager of operations. He has been a director of the Registrant since January 1993.

All of these directors have been with the Registrant for several years and are knowledgeable about the Registrant's operations, problems and opportunities.

The other executive officer of the registrant was Thomas J. O'Grady, age 63, was Treasurer until his retirement in June 1995, a position he held since February 1988. For more than two years prior to that he was the Controller of the Registrant.

The executive officers of the Registrant are elected annually and serve until such time as their respective successors are elected and qualified.

(b)	Identification of certain significant employees.  Not
applicable.

(c)	Family Relationships.  James J. Melfi, Jr., Frank C. Melfi
and William J. Melfi are brothers.

(d)	Involvement in certain legal proceedings.  See Legal
Proceedings.

(1) Frank C. Melfi, William J. Melfi and Thomas J. O'Grady have been executive officers of L-Bar Products, a wholly owned subsidiary, which in currently in Chapter 7 bankruptcy liquidation as described in Legal Proceedings.

(2), (3), and (4).  Not applicable.

Based solely on a review of applicable forms provided to the Registrant, the Registrant believes that the officers, directors and beneficial owners of the Registrant were all in timely compliance with Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation

(a)	General.  The following text and tables provide information
on the compensation of the Chief Executive Officer and those officers whose salary and bonus compensation equaled or exceeded
$100,000 for the fiscal years ended November 30, 1995, 1994, and 1993.

(b)	Summary Compensation Table.

              Summary Compensation Table

Name and Principal Position   Year  	Annual Compensation 			Long-Term Compensation 	     All Other                 Compensation $
	                                    Salary $ Bonus $ Other  Restricted                   Compensation
                                                     Annual    Stock    Options/ LTIP
                                                     Comp $    Awards     SARS   Payouts
Frank C. Melfi     CEO 	      1995 	 135,000 	27,000 	674 	   - 	      - 	       - 	     -
                            	 1994  	135,000 	27,000 	752 	   -       	- 	       -   	   -
                            	 1993 	 135,000 	33,750 	870 	   - 	      - 	       - 	     -

James J. Melfi,Jr  Chairman 	 1995 	 135,000 	27,000 	635 	   - 	      -	        - 	     -
                            	 1994 	 135,000 	27,000 	752 	   - 	      - 	       - 	     -
                            	 1993  	135,000 	33,750 	870 	   - 	      - 	       - 	     -

William J. Melfi 	 V.P.       1995 	 100,000  20,000  1,663 	 - 	      -	        - 	     -
                              1994  	100,000 	20,000 	987 	   - 	      - 	       - 	     -
                            	 1993 	 100,000 	25,000 	987 	   - 	      - 	       - 	     -


The amounts of salary and bonus stated for Mr. Frank C. Melfi, Mr. James J. Melfi, Jr. and Mr. William J. Melfi represent the amounts due to them and accrued by the Registrant during the year. As part of the Registrant's program to conserve cash, all three individuals accrued part of their annual compensation.
Mr. Frank C. Melfi, Mr. James J. Melfi, Jr. and Mr. William J. Melfi were paid $10,474, $10,435 and $3,413, respectively of the annual compensation due them in 1995.

(c)	Option/SAR Grants Table.  This table is omitted because
there was no activity in the 1995 fiscal year.

(d)	Aggregated Option/SAR Exercises and Fiscal Year-End
Option/SAR Value Table.

    Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.

Name  	              Shares Acquired	  Value Realized ($) 	 Number of Unexercised Options/SARs  Value of Unexecised
                     on Exercise (#)                        at FY-End (#) Excercisable/         in-the Money Options
                                                            Unexcercisable                       SAR at FY-End ($)
                                                               Excer  /  Unexcer                   Excer / Unexcer
                     <c                                                                             <c.
Frank C. Melfi     	 - 	               - 	                     7,500  /   0      	                  -
CEO
James J. Melfi, Jr. 	- 	               - 	                     7,500  /   0      	                  -
Chairman
William J. Melfi t  	- 	               - 	                     6,500  /   0      	                  -
Vice President

The Registrant has two active stock option plans, which are described in footnote 7 of the notes to the consolidated financial statements.

(e)	Long-term Incentive Plans.  This table is omitted because
the Registrant currently does not have a longterm incentive plan.

(f)	Compensation of Directors.  The Registrant did not pay any
fees to directors, as such, as it does not have any directors who are not employees of the Registrant.

(g)	Employment Contracts and Termination of Employment, and
Change-in-Control Arrangements.  Not Applicapble.

(h)	Report on Repricing of Options/SARs.  During 1995, none of
the outstanding Options were repriced.

     Compensation Committee Report

The Board of Directors has appointed a Compensation Committee, the members of which are Mr. Frank C. Melfi and Mr. James J. Melfi, Jr. The Compensation Committee also acts as the Stock Option Committee. During the year ended November 30, 1995, the Compensation Committee held one meeting. The committee is responsible for annually reviewing the compensation paid to all of the executive officers of the Company. The committee develops recommendations to the Board of Directors for adoption and/or modification. In determining the compensation to be paid to each of the executive officers, the Committee reviewed the experience and performance of the individual executive officer. The Committee has not adopted objective standards for determining salary and bonuses for the executive officers, but takes into consideration all factors which it deems relevant in evaluating the executive officer's performance.

					November 21, 1995

					Frank C. Melfi and James J. Melfi, Jr.

     Performance Graph

Because the Registrant's stock is not publicly traded, and the Registrant can not determine a price to compare performance, the Registrant has not been able to prepare a performance graph.

Item 11.  Security  Ownership of Certain Beneficial Owners and
Management.

(a) Security Ownership of Certain Beneficial Owners. The following tabulation sets forth the number of shares of Common Stock held by each person who owned of record, or is known by the Registrant to own beneficially, five percent (5%) or more of the Registrant's Common Stock. Included in the table for certain individuals are the maximum number of shares of the Registrant's Common Stock which might be deemed to be beneficially owned under the rules of the Securities and Exchange Commission by those individuals. The number of shares beneficially owned by those individuals includes shares subject to option to purchase, and the computation of the percentage owned assumes exercise of such options The information is as of February 15, 1996:

					                          	Amount and Nature of			       Percent
Name and Address                Beneficial Ownership          of Class
--------------------------------------------------------------------------
Northwest Alloys Inc.         		Direct
P.O. Box 115					               500,000				                   15.9%
Addy, Washington 99101

Melfi Corporation			            Direct
Suite 308, 20 First Plaza				   198,500				                    6.3%
Albuquerque, New Mexico 87102

James J. Melfi, Jr. (1)			      Direct, Indirect and Option
Suite 308, 20 first Plaza				   243,190				                    7.7%
Albuquerque, New Mexico 87102

Frank C. Melfi (2)			           Direct, Indirect and Option
Suite 308, 20 First Plaza				   255.240				                    8.1%
Albuquerque, New Mexico 87102

To the best of the Registrant's knowledge, the principal shareholders listed have sole voting and investment power with respect to the shares of the Registrant's Common Stock owned by such shareholders, except as noted below.

(1)	Included in the number of shares opposite Mr. James J.
Melfi, Jr.'s name in the table above are 7,500 shares subject to purchase under an option held by him and 26,700 shares owned by his wife, for which beneficial ownership is disclaimed. Mr. Melfi has sole voting and investment power with respect to the shares owned by him. James J. Melfi, Jr. and members of his immediate family own 25 percent of the issued and outstanding stock of Melfi Corporation, which owns 198,500 shares of Common Stock of the Registrant, for which he may be deemed to share
voting and investment power.   James J. Melfi, Jr. is also an
officer and director of Melfi Corporation.

(2)	Included in the number of shares opposite Mr. Frank C.
Melfi's name in the table above are 7,500 shares subject to purchase under an option held by him. Mr. Melfi has sole voting and investment power with respect to the shares owned by him. Frank C. Melfi and members of his immediate family own 25 percent of the issued and outstanding stock of Melfi Corporation, which owns 198,500 shares of Common Stock of the Registrant, for which he may be deemed to share voting and investment power. Frank C. Melfi is also an officer and director of Melfi Corporation.

(b) Security Ownership of Management. The ownership of Common Stock by officers and directors is set forth in the table below. Included in the table are the maximum number of shares of the Registrant's Common Stock which might be deemed to be beneficially owned under the rules of the Securities and Exchange Commission by each nominee and director and by the officers and the directors of the Registrant as a group. The number of shares beneficially owned by each individual and each group includes shares subject to option to purchase and the computation of the percentage owned assumes exercise of such options. The text below the table sets forth certain information as to the extent to which beneficial ownership consists of the right to acquire the Registrant's Common Stock. The information is as of February 15, 1996.

                       						  Amount and Nature of			       Percent
Name and Address               Beneficial Ownership          of Class
--------------------------------------------------------------------
James J. Melfi, Jr. (1)		 	    Direct, Indirect and Option
Suite 308, 20 first Plaza	 			 243,190				                    7.6%
Albuquerque, New Mexico 87102

Frank C. Melfi (2)			          Direct, Indirect and Option
Suite 308, 20 First Plaza	 			 255,240				                    8.1%
Albuquerque, New Mexico 87102

William J. Melfi (3)			        Direct, Indirect and Option
Suite 308 20 First Plaza				   125,790				                    4.0%
Albuquerque, New Mexico 87102

Officers and Directors			      Direct, Indirect and Option
as a group (4)					            626,120				                    19.5%

(1)	Reference is made to "Security Ownership of Certain
Beneficial Owners" herein for information regarding the shares of Common Stock of the Registrant beneficially owned by James J.
Melfi, Jr.

(2)	Reference is made to "Security Ownership of Certain
Beneficial Owners" herein for information regarding the shares of Common Stock of the Registrant beneficially owned by Frank C.
Melfi.

(3)	Included in the number of shares opposite Mr. William J.
Melfi's name in the table above are 6,500 shares subject to purchase under an option held by him, 7,790 shares owned by his wife for which beneficial ownership is disclaimed. Mr. Melfi has sole voting and investment power with respect to the shares owned by him. William J. Melfi and members of his immediate family own 25 percent of the issued and outstanding stock of Melfi Corporation, which owns 198,500 shares of Common Stock of the Registrant, for which he may be deemed to share voting and
investment power.   William J. Melfi is also an officer and
director of Melfi Corporation.

(4)	Included in the number of shares owned by officers and
directors as a group in the table above are 22,500 shares subject to purchase under options.

(c)  Changes in control.  Not applicable.

Item 12.  Certain Relationships and Related Transactions.

(a) Transactions with management and others. The Melfi Family Trust, which is part of the estate of Mr. James J. Melfi, Sr., loaned the Registrant $695,000 in 1991. These funds were used by the Registrant to purchase 20% of the stock in JPL Industries Pte. Ltd., a Singapore company organized in 1991. The terms of the agreement between the Melfi Family Trust and the Registrant call for a five year note at 10% interest, which was prime plus 0.5% at the time of the loan, and a warrant to purchase 60,000 shares of the common stock of the Registrant. The loan is secured by the stock in JPL Industries, Reserve Minerals Corporation and Industrial Mineral Products (Phil), Inc., the
Registrant's wholly owned Philippine subsidiary.   In addition,
several times during 1991, Ruth Ann Melfi, the wife of the Registrant's former Chairman James J. Melfi, Sr., lent the Registrant working capital. In order to conserve cash the Registrant has not fully repaid this loan. The outstanding balance at November 30, 1995 was $145,000 plus accrued interest. The interest rate on this loan is 10% per annum. The
Registrant provided no additional security for these loans.

On September 16, 1994, the Registrant issued 231,984 shares of the common stock of the Company as payment for $231,984 of deferred compensation accrued on the books of Registrant through July 31, 1994 and due to Ruth Ann Melfi. This obligation arises pursuant to management contracts with James J. Melfi, Sr. and provides for monthly deferred compensation payments to his surviving wife. In order to conserve cash the Registrant had not made payments on this obligation since November 1991. The stock was issued at par value of $1.00 per share.

The Registrant also issued 110,306 shares of common stock to the Melfi Family Trust as payment of $110,306 of interest accrued through December 31, 1992 on the loan from the Melfi Family Trust to the Registrant. The stock was issued at par value of $1.00 per share.

Prior to issuance of the stock the Registrant obtained an independent opinion that the transaction was financially fair to the shareholders of the Registrant.

One of the Registrant's subsidiaries, L-Bar Products, Inc., which is currently in Chapter 7 bankruptcy liquidation, had a supply arrangement with Northwest Alloys, Inc., to process and market certain waste products from Northwest Alloys' magnesium plant in Addy Washington. Northwest Alloys lent funds to L-Bar for the rehabilitation of L-Bar's Chewelah Washington facility. At November 30, 1995, L-Bar Products owed Northwest Alloys $3.7 million plus accrued interest of approximately $1.2 million (before any adjustments related to the bankruptcy).

(b) Pursuant to certain promissory notes to the Registrant, James J. Melfi, Jr., Frank C. Melfi and William J. Melfi have borrowed $79,795, $152,640 and $96,300, receptively.

(c)  Parents of Registrant.  Not applicable

(d)  Transactions with promoters.  Not applicable.

Item 13.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.  See the attached Index to Exhibits.

(b) Reports on Form 8K. There were no reports on Form 8K filed during the last quarter.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


RESERVE INDUSTRIES CORPORATION
        (Registrant)

By     /s/  William J. Melfi
     -----------------------
     William J. Melfi,  Vice President Finance and Administration
      (Principal Financial Officer)

Date   February 15, 1996

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and the capacities and on the dates indicated.


Date   February 15, 1996   		By   /s/ James J. Melfi, Jr.
                                  -----------------------
                           						James J. Melfi, Jr. Director,
                           						Chairman of the Board



Date   February 15, 1996   		By   /s/ Frank C. Melfi
                                  -------------------------
                            						Frank C. Melfi, Director and President
                            						(Principal Executive Officer)


Date   February 15, 1996   		By   /s/ William J. Melfi
                                  ---------------------------
                            						William J. Melfi,  Director and
                                  Vice President	Finance and Administration
                            						(Principal Financial Officer)

          RESERVE INDUSTRIES CORPORATION
                EXHIBIT INDEX

Exhibit
Number 		                Description
--------                 -------------------

22.			                   List of Subsidiaries *


*		Filed electronically.

Exhibit No. 22


     Subsidiaries of Reserve Industries Corporation as of November 30, 1995

Name	                                 					State of Incorporation
-----                                      ------------------------

Reserve Silica Corporation				             Washington
Reserve Minerals Corporation			       	    Delaware
Reserve Abrasives Ltd., Inc.			       	    New Mexico
Reserve Rossborough Ventures Corporation			New Mexico
Reserve Trigon Corporation		             		New Mexico
Reserve Trisal, Inc.		                  			New Mexico
L-Bar Products, Inc.                  					Washington


                                    							Country of Incorporation
                                           ------------------------

Industrial Mineral Products (Phil.) Inc.			Philippines
L-Bar Canada Inc.				                     	Canada

       RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                  												Page

Consolidated Balance Sheets - November 30, 1995 and 1994	       1

Consolidated Statements of Income - For the years ended
   November 30, 1995 and 1994				                        		  	  2



Consolidated Statements of Stockholders' Investment -
   For the years ended November 30, 1995 and 1994		          	  3

Consolidated Statements of Cash Flows - For the years ended
   November 30, 1995 and 1994		                      				       4


Notes to Consolidated Financial Statements 	               			 5-forward



All other schedules are omitted as the required information is not applicable or the information is presented in the accompanying consolidated financial statements or related notes.

       RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                  NOVEMBER 30, 1995 AND 1994

ASSETS                                         						1995			        1994
-------                                          ------------    ------------
CURRENT ASSETS:
 Cash and cash equivalents (Note 2)					         $    	36,383		  $    	22,940
 Marketable securities (Note 1)					 	                   -		 	         38,360
 Receivables, less allowance for doubtful accounts
    of $43,274 in 1995 and $69,382 in 1994						       185,757     			108,492
 Receivables from affiliates and related parties
   (Note 12)				                                     		396,881			     302,016
 Inventories (Notes 1 and 3)						                     112,551			     105,694
 Prepaid expenses and deposits				                    		30,973      			18,159
 Investment in limited partnership					            	      -			          9,900
                                                 -------------   ------------
    Total current assets					                         	762,545			     605,561
                                                 -------------   ------------

PROPERTY, PLANT AND EQUIPMENT, at cost
   (Notes 1 and 4)					                              3,554,738		   	2,990,178
 Less accumulated depreciation and depletion				   	 	(919,317)	     (896,356)
                                                 -------------   ------------
					                                               	2,635,421			   2,093,822
                                                 -------------   ------------

INVESTMENT IN UNCONSOLIDATED AFFILIATES (Note 5)   		4,170,727		   	4,530,393
                                                 -------------   ------------
ORGANIZATION COSTS, less accumulated
  amortization of $20,750 in 1995 and
  $18,644 in 1994 (Note 1)						                           710			       8,596
                                                 -------------   ------------
GOODWILL, less accumulated amortization
  of $29,750 in 1995 and $26,750 in 1994 (Note 1)	    					250			       3,250
                                                 -------------   ------------
OTHER ASSETS						                                      55,710			      55,710
                                                 -------------   ------------
     Total assets					                           $  	7,625,363		 $ 	7,297,332
                                                 =============   ============

LIABILITIES AND STOCKHOLDERS'INVESTMENT
---------------------------------------
CURRENT LIABILITIES:
  Short-term debt related party					             $    	145,000	 	$   	145,000
  Short-term debt					                                 	47,581			        -
  Current portion of long-term debt (Note 10)				    		145,005     			117,408
  Trade accounts payable			                         			450,785     			369,212
  Deferred obligations to related parties (Note 12) 	1,651,537			   1,152,462
  Other current liabilities (Note 9)						             436,448		     	327,084
                                                 -------------   ------------
     Total current liabilities					                 	2,876,356	   		2,111,166
                                                 -------------   ------------

LONG-TERM DEBT, less current portion (Note 10) 						1,034,634		     	707,898
                                                 -------------   ------------

DISCONTINUED OPERATIONS - L-Bar Products (Note 6)						973,069     			992,421
                                                 -------------   ------------
COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' INVESTMENT:
 Common stock, $1.00 par value. Authorized  6,000,000
  shares, issued and outstanding 3,157,333 shares
  in 1995 and  3,147,333 shares in 1994 (Note 7    		3,157,333			   3,147,333
  Additional paid-in capital			                   			7,458,718	   		7,458,718
  Accumulated deficit				                         		(7,874,747) 			(7,120,204)
                                                 -------------   ------------
  Total stockholders' investment				   		            2,741,304		   	3,485,847
                                                 -------------   ------------
      Total liabilities and stockholders'
       investment					                           $  	7,625,363	 	$ 	7,297,332
                                                 =============   ============

  The accompanying notes are an integral part of these consolidated statements. The 1995 and 1994 financial information is unaudited.

              RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED NOVEMBER 30, 1995 AND 1994

								                                    				    		1995		       1994
                                                ------------   -----------
REVENUES:
  Sales                                     				$  1,691,913		 $ 	1,363,334
  Contract settlement						                          344,791	 		       -
  Investment income				                             		28,330 			     28,381
  Gains (losses) on sales -
    Marketable securities			                       			16,128		     	(16,959)
    Property and equipment			                     			(38,552)	 		      -
  Income from affiliates -
    Equity in earnings			                        			(328,492)	    		(37,628)
    Consulting fees 		                            				60,000		     	101,500
  Other					                                          	4,019	        		(612)
                                                ------------   ------------
     Total revenues					                        $ 	1,778,137		 $ 	1,438,016
                                                ------------   ------------

COSTS AND EXPENSES:
  Cost of sales					                            $ 	1,336,308 		$ 	1,137,349
  General and administration			                   			889,908     			966,468
  Interest			                                     			131,266	     		148,545
  Depreciation and amortization                  				166,667     			123,380
  Abandonment			                                    			8,531	  		      -
                                               -------------   ------------
     Total costs and expenses				             	$  	2,532,680 		$ 	2,375,742

  Loss from continuing operations (Note 6)					$	   (754,543)		$	  (937,726)

  Provision for income taxes (Note 8)						             -			          6,000
                                               -------------   ------------
      Net loss				                            	$   	(754,543)		$  	(943,726)
                                               =============   ============
EARNINGS (LOSS) PER SHARE:
 Loss from continuing operations					          $      	(0.24)		$     	(0.32)
 Provision for income tax						                         -	           		0.00
                                               -------------   ------------
     Netloss per share					                    $      	(0.24)		$     	(0.32)
                                               =============   ============

  Weighted Average Number of Shares of
    Common Stock Outstanding					                  	3,152,347  			2,890,381
                                               ==============  ============

			The accompanying notes are an integral part of these consolidated statements.  The 1995 and 1994 financial information is unaudited.

						   RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED NOVEMBER 30, 1995 AND 1994

                                              						1995			        1994
                                               --------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations					     $	    (754,543)	$  	(943,726)
  Adjustments to reconcile net income from
   continuing operations to net cash provided
   by operating activities:
    Abandonment Canadian assets			                   			5,780 			      -
    Depreciation and amortization		               				166,667	    		123,380
    Equity in loss of affiliates		                				328,629		     	37,628
    Increase in interest receivable from
     affiliate				                                  		(28,320)		   	(28,361)
    Cash distribution from affiliates				            		59,357	    		280,142
    Loss on disposal of investment				           		      -	        		16,959
    Changes in assets and liabilities:
     (Increase) decrease in trade receivables				  		(172,130)			    78,903
     (Increase) decrease in inventories			          			(6,857)	    		43,099
     Decrease in other current assets					            	35,446	     		16,346
     Increase (decrease) in trade accounts payable					81,573			    (29,866)
     Increase in accrued officer salaries             499,075       201,298
     Increase in other current liabilities            109,364       (32,023)
                                               --------------  ------------
       Total adjustments		                      				1,078,584    			707,505
                                               --------------  ------------
    Net cash provided by operating activities		$     	324,041		$  	(236,221)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of fixed assets			      		$	        -		   $     	8,141
  Capital expenditures					                         	(703,160)		  	(122,830)
  Discontinued operations - L-Bar Products			      			(19,352)		   	(61,197)
                                               --------------  ------------
    Net cash used by investing activities 					$    	(722,512)	$  	(175,886)
                                               --------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of capital stock for interest				  	$	        -	   	$   	110,306
  Issuance of capital stock for deferred income						    -       			231,984
  Issuance of capital stock for services		         				10,000	 		      -
  Increase (decrease) in short-term debt		         				47,581	    		(31,388)
  Increase (decrease) in long-term debt					         	354,333			    (56,970)
                                               --------------  ------------
    Net cash provided by financing activities		$     	411,914		$   	253,932
                                               --------------  ------------
      Net increase (decrease) in cash and cash
       equivalents				                        	$      	13,443		$  	(158,175)

Cash and cash equivalents at the beginning
 of the year					                                     	22,940		    	181,115
                                               --------------  ------------
Cash and cash equivalents at the end of
 the year		                                 			$      	36,383	 	$	   22,940
                                               ==============   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest	  				$	      38,302		 $   	40,655
  Common stock issued during the year for                -		       	110,306

    The accompanying notes are an integral part of these consolidated statements. The 1995 and 1994 financial information is unaudited.


          RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
        FOR THE YEARS ENDED NOVEMBER 30, 1995, 1994 AND 1993

                                      Common Stock					     Additional
                               		$1 Par Value	           				Paid-In    Accumulated
                                  	Shares		  	  Amount			    Capital	     Deficit      Total
                                 -----------  -----------  -----------  -----------  -----------
BALANCES, November 30, 1993		  	   2,805,043		$	2,805,043		$	7,458,718  $ (6,176,478  $ 4,087,283

Common stock issued during 1994: (Note 12)
  For deferred compensation			       231,984			   231,984			      -             -         231,984
  For accrued interest	            		110,306			   110,306			      -             -         110,306
  Net loss			                           -			         -			         -         (943,726)    (943,726)
                                 ----------   -----------  -----------  ------------  -----------
BALANCES, November 30, 1994     			3,147,333		$	3,147,333		$	7,458,718  $ (7,120,204) $ 3,485,847

Common stock issued during 1995:  (Note 12)
  For deferred compensation			        10,000		    	10,000			      -             -          10,000
  Net loss			                           -			         -			         -         (754,543)    (754,543)
                                 -----------  -----------  -----------  ------------  -----------
BALANCES, November 30, 1995			     3,157,333		$	3,157,333		$	7,458,718  $ (7,874,747) $ 2,741,304
                                 ===========  ===========  ===========  ============  ===========

     The accompanying notes are an integral part of these consolidated statements. The 1995, 1994 and 1993 financial information is unaudited

         RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE YEARS ENDED NOVEMBER 30, 1995 AND 1994

(l)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Reserve Industries Corporation, a New Mexico corporation, and its wholly owned subsidiaries, Reserve Silica Corporation, Reserve Abrasives Limited, Incorporated, Industrial Mineral Products (Phil.), Inc., Reserve Trigon Corporation, Reserve Rossborough Ventures Corporation, Reserve Minerals Corporation , Reserve Trisal, Inc., L-Bar Canada Inc., and L-Bar Products Incorporated, (collectively "the Company").

All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements. Investments in unconsolidated affiliates are accounted for by the equity method (see Note 5) and are stated at cost plus equity in undistributed earnings.

  	Marketable Securities

Marketable securities are stated at the lower of aggregate cost or market value. The cost of securities sold is determined using the specific identification method.

  	Inventories

Inventories, consisting principally of raw materials, finished products and supplies, are valued using the average cost method at the lower of cost or market value. Production costs included in inventories represent actual operating labor, raw materials and supply costs.

  	Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Betterments, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repair and maintenance costs are expensed. The cost and accumulated depreciation applicable to assets sold or retired are removed from the accounts, and the related gain or loss on disposition is recognized in operations.

  	Mineral Properties

Mineral properties, acquisition costs and all subsequent direct costs incurred in retaining, exploring and developing the properties are capitalized in property, plant and equipment until production is attained. If management determines that development and production are not economically feasible, or that capitalized costs exceed net realizable values, such costs are charged to operations in the period such determination is made.

  	Depreciation, Depletion, and Amortization

The cost of machinery, equipment and buildings is depreciated over the estimated useful lives of the assets using the straight-line method. Organization costs and goodwill are amortized using the straight-line method over 60 months and 120 months, respectively. As reflected in note 6, operations at L-Bar Products, Inc. (L-Bar Products) were suspended in December 1991 and L-Bar Products was determined in November 1992 to be a discontinued operation.

 	 Income Taxes

The Company and its domestic subsidiaries file a consolidated income tax return. Separate tax returns are filed for the Company's foreign subsidiaries and the corporate entities in which the Company has equity interests.

Deferred taxes, which result from the effect of temporary differences in reporting transactions for financial and tax reporting purposes, will be provided when the Company exhausts its net operating loss carryforwards.

  	Earnings (loss) per share

Earnings (loss) per share were computed using the weighted average number of shares outstanding during each fiscal year. Shares issuable upon the exercise of options have not been included in the computation because they would not have a material impact on earnings (loss) per share.

  	Business Segments

The Company operates in two different industry segments; the corporate operations segment and the industrial products segment which contains silica sand operations. The silica sand industrial products operation produces various sand products for use by the glass, concrete and golf course industries. The corporate segment includes partnership and equity income.

  	Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

  	Reclassifications

Certain reclassifications have been made to prior year balances to conform to current year financial statement presentation.

(2)	CASH AND CASH EQUIVALENTS:

At November 30, 1995 and 1994, the Company had on deposit in a foreign country $10,177 and $16,083, respectively, which is restricted from transfer out of the country to the extent of the foreign subsidiary's retained earnings. Cash transfers out of the foreign country are subject to a withholding tax.

(3)	INVENTORIES:

Inventories consist of the following at November 30:

                              				    1995           1994
                                   -----------   ------------
	Raw materials     			             $       101   $        283
	Finished products	     	               19,949  	      20,136
	Supplies and packaging	     	          92,501 	        5,275
                                  ------------   ------------
					                       	     $    112,551   $    105,694

(4)	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following at November 30:

                        						 	      1995        	 1994
                                  -----------   ------------
	Machinery and equipment				      $ 1,837,895	  $  1,273,335
	Mineral properties				             1,716,843	     1,716,843
                                  -----------   ------------
                           							$ 3,554,738	  $  2,990,178

(5)	INVESTMENT IN UNCONSOLIDATED AFFILIATES:

  	Rossborough Manufacturing Company and Rossborough Manufacturing Co. L. P.

The Company owns a 50% stock interest in Rossborough Manufacturing Company (Rossborough Co.), through its wholly owned subsidiary, Reserve Trigon Corporation and a 20% limited partnership interest in Rossborough Manufacturing Co. L.P. (Rossborough L.P.) , through its wholly owned subsidiary, Reserve Rossborough Ventures Corporation. Rossborough Co is the general partner of and owns 60% of Rossborough L.P. A stock warrant is held by representatives of the former owner to purchase up to 20% of the Rossborough Co. for $2. The warrant expires in October 1998. Rossborough L.P. is in the business of providing products and services to the steel and foundry industries.

Investment in unconsolidated affiliates includes equity in undistributed earnings and long-term interest bearing notes receivable from Rossborough L.P.. Such notes receivable amounted to $186,000 and $189,000 and at November 30, 1995 and 1994 the accrued interest receivable on these notes amounted to $183,805 and $155,485, respectively. Included in the Company's earnings are equity in earnings of affiliates and consulting income and the Company plans to reinvest its undistributed equity earnings in those affiliates. At November 30, 1995 and 1994 the Company had $2,181,065 and $2,569,665 of undistributed earnings of Rossborough Co. and Rossborough L.P. included in retained earnings, respectively. The equity in undistributed earnings of Rossborough Co. and Rossborough L.P. recorded by the Company are based on financial statements audited by independent public accountants.

For the year ended November 30, 1994, Rossborough L.P. changed its method of determining the cost of certain raw material inventory from the first-in, first-out (FIFO) to the last-in, first-out (LIFO) method to more appropriately reflect the inflationary cost increases of certain products. The effect of the change in 1995 and 1994 was to reduce the carrying value of inventory and net income by approximately $1,812,000 and $630,000, respectively. At November 30, 1995 and 1994, 71% and 76%, respectively, of the inventory is valued using the LIFO method of accounting.

The financial information of Rossborough L.P. is summarized below for the periods ended November 30:

                       							        1995        	  1994
                                  -------------  -------------
	Net sales					                   $ 49,985,951  	$ 42,636,912
	Gross profit			                		$  5,882,364  	$  5,900,634
	Net partnership loss			         	$   (807,506) 	$   (342,634)
                                  ============   ============

	Total current assets				         $ 14,088,484 	 $ 13,271,762
	Fixed and other assets			     	     7,012,146      6,936,622
	                                 ------------   ------------
 Total assets				                	$ 21,100,630  	$ 20,208,384
                                  ============   ============

	Current liabilities					         $  9,638,019	  $  9,585,167
	Total long-term liabilities				     6,593,728      4,783,070
	Total partnership capital 				      4,868,883      5,840,147
                                  ------------   ------------
	Total liabilities and
   partnership capital	 	         $ 21,100,630 	 $ 20,208,384
                                  ============   ============
    	JPL Industries Pte. Ltd.

The Company owns a 20% stock interest in JPL Industries Pte.
Ltd. (JPL), a Singapore company organized in 1991.  The
Company's investment is $692,239 and is included in investment in unconsolidated affiliates.

(6)	DISCONTINUED OPERATIONS:

    	Plant Closure

On December 6, 1991 L-Bar Products suspended operations at its
Chewelah, Washington facility because L-Bar lacked the necessary funds to continue operation. In November 1992, it was determined to discontinue the operations of L-Bar Products.

    	Litigation

On December 13, 1991, L-Bar Products was notified that a petition was filed against it for an order of relief under Chapter 7 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the Eastern District of Washington. This petition was filed on behalf of three creditors that had performed work on the capital improvements at the L-Bar Products plant, prior to plant closure. On July 13, 1992 L-Bar Products filed a reorganization petition under Chapter 11 of the U.S. Bankruptcy Code. The case was consolidated in the Bankruptcy Court for the Eastern District of Washington. On March 15, 1995, the bankruptcy was converted to Chapter 7 and a trustee was appointed.

On August 31, 1994, L-Bar Products filed a complaint for breach of contract, breach of fiduciary duty, equitable subordination, declaratory relief and recovery of environmental cleanup costs against Northwest Alloys. The complaint was filed in the United States Bankruptcy Court for the Eastern District of Washington. Pre-trial discovery commenced in early 1996.

    	Long-term debt

A term loan with an outstanding amount of $3.77 million plus interest is owed to Northwest Alloys by L-Bar Products. The loan is secured by the assets of L-Bar Products and bears interest at the prime rate. The purpose of the loan was to fund certain plant improvements in process at the time of the closure of the plant, as discussed in Note 12. As security for the loan, Northwest Alloys has a mortgage on all of the assets of L-Bar Products. In addition, the Company, subject to the Loan Agreement, signed a guaranty as discussed in Note 12. The loan is subject to certain covenants and restrictions which relate to maintenance of working capital, net worth, and accounts payable of L-Bar Products. L-Bar Products has not made any principal or interest payments on the loan and is not in compliance with the loan covenants.

A term loan by L-Bar Products in the amount of $312,192 plus interest at prime was due November 30, 1991. The loan is secured by certain mineral rights of the Company with a book value of $1,417,000. L-Bar Products has numerous other unsecured creditors.

     Summary financial information

The balance sheet of L-Bar Products is summarized below for the periods ended November 30:

                            					      1995       	    1994
                                   -------------   -------------
Current assets						               $     412,449  	$     512,519
Plant, Property & Equip,
 net of depreciation			                6,593,313       6,614,313
Contractual rights and other assets				  810,956	        810,956
                                   -------------   -------------
							                            $   7,816,718	  $   7,937,788
                                   =============   =============

Current liabilities						          $   3,742,009	  $   3,893,052
Long-term debt,
 less current portion			               3,547,778       3,537,157
Deferred gain on issuance of
 stock for debt			                     1,500,000       1,500,000
                                   -------------   -------------
							                            $   8,789,787	  $   8,930,209
                                   =============   =============

Net liability						                $     973,069  	$     992,421
                                   =============   =============

The operating statement of L-Bar Products is summarized below for the periods ended November 30:

                          							      1995        	   1994
                                   -------------   -------------
Revenue							                     $        -     	$        -
Cost of sales					             	          32,620	        112,074
                                   -------------   -------------
     Operating loss						                (32,620)	      (112,074)

General and administrative expense				    66,861	         105,561
Interest expense (income)					            (2,731)	         (3,467)
Non-cash expense			           		            -              23,660
                                   -------------   --------------
							                            $     (96,750)	 $     (237,828)
                                   =============   ==============

(7)	STOCK OPTIONS:

The Company has two active stock option plans; the 1987 Incentive Stock Option Plan (1987 ISO Plan) and the 1987 Nonqualified Stock Option Plan (1987 Nonqualified Plan). The 1987 ISO Plan provides for the issuance of options to key employees to purchase up to 90,000 shares in aggregate of the Company's common stock. Under the 1987 ISO Plan, at November 30, 1995, 62,750 shares were available for granting further options, and options for 27,250 shares were outstanding at $2.44 to $3.25 per share, all of which were exercisable. The 1987 Nonqualified Plan provides for the issuance of options to officers and directors, who can not participate in the 1987 ISO Plan, to purchase up to 25,000 shares in aggregate of the Company's common stock. Under the 1987 Nonqualified Plan, at November 30, 1995, 3,500 shares were available for granting further options and options for 21,500 shares were outstanding at $1.625 to $3.00 per share, all of which were exercisable.
All option plans provide that the option price must be equal to or greater than the market price at the date of grant. No options were exercised under the plans during 1995 and 1994.

(8)	INCOME TAXES:

At November 30, 1995 the Company had net operating loss carryforwards of approximately $6.9 million (net of 5.6 million related to L-Bar Products) which will expire between 1996 and 2006. Certain differences exist between the net operating loss carryforwards available for financial statement purposes and for Federal income tax return purposes due to differing treatments of dividend income, depreciation, exploration and development costs, goodwill and deferred compensation. At November 30, 1995 the Company had investment tax and new jobs tax credit carryforwards of approximately $8,125 which will expire between 1995 and 2001.

Due to losses from continuing operations in 1995 and 1994, there is no tax expense computed for those years. Because of the Company's net operating loss carryforward, the Company did not present the net tax effect of the losses from discontinued operations. The table below shows the composition of the income tax expense (benefit):

                            							       1995            1994
                                     -------------   -------------
	Current federal income tax				      $      (256.6) 	$      (318.8)
	Accrual for wages not yet paid			           186.6            72.8
	Partnership income in excess of
  equity income                               55.0	             -
	Accrual for State Income tax			                -	             6.0
	Addition to federal
	   income tax loss carryforward			           15.0	          246.0
                                    --------------   -------------
							                             $           -   	$         6.0
                                    ==============   =============

(9)	OTHER CURRENT LIABILITIES:

Other current liabilities consist of the following at November 30:

                            							      1995       	      1994
                                    --------------   -------------
	Accrued interest					              $      238,014	  $     161,773
	Other current liabilities		      		       198,434 	       165,351
                                    --------------   -------------
							                             $      436,448  	$     327,084
                                    ==============   =============

(10)	DEBT:

Long-term debt consists of the following at November 30:

                            							      1995        	     1994
                                    --------------   -------------
Term loan, due September 30, 1996,
 with annual interest payments at
 10% secured by the stock in JPL
 Industries, Reserve Minerals
 Corporation and Industrial
 Mineral Products (Phil)
 see Notes 5 and 12.					           $      695,000	  $     695,000

Other notes						                           15,592	         39,718
Capital leases						                $      469,047	  $      90,588
                                    --------------   -------------
                             							     1,179,639	        825,306
	Less current portion				                  145,005	        117,408
                                    --------------   -------------
							                             $    1,034,634	  $     707,898
                                    ==============   =============

The long-term debt payment schedule consists of the following at November 30, 1995:

    	1996						                     $      145,005
   	 1997						                            826,110
    	1998 or later					                    208,524
                                    --------------
							                             $    1,179,639

The net book value of the assets leased pursuant to capital lease arrangements was $502,594 as of November 30, 1995.

(11)	BUSINESS SEGMENTS:

The Company operates in the industrial products and corporate business segments. These business segments are described in
Note 1 under Business Segments.

In fiscal year 1995, the Company had two customers in the industrial products segment that accounted for net sales of 56.7% ($959,243) and 18.2% ($307,474), respectively. In fiscal year 1994, the Company had three customers in the industrial products segment that accounted for net sales of 33.9% ($462,902), 29.0% ($396,008) and 15.2% ($207,101), respectively.

Identifiable assets by segment are those assets involved in the operation of the segment. Corporate assets are cash and cash equivalents, security investments, mineral properties, equity investments and other assets.

The following tables summarize the operations, identifiable assets and capital expenditures by industry segment as of November 30:

                                							      1995      	    1994
                                        -------------   -------------
Net sales and revenues:
Industrial Products - Silica sand		   		$   1,640,097	  $   1,263,176
Industrial Products - Abrasives/Other		       396,608          99,527
Corporate	                				      	          69,924	        112,941
 Equity in earnings from affiliates			       (328,492)	       (37,628)
                                        -------------   -------------
							                                 $   1,778,137	  $   1,438,016

Segment operating income:
Industrial Products - Silica sand				   $     234,068	  $     330,091
Industrial Products - Abrasives/Other			      430,594	       (104,543)
Corporate		                       				        105,659	        112,747
 Equity in earnings from affiliates				      (328,492)        (37,628)
                                        -------------   -------------
                            										        441,829 	       300,667
                                        -------------   -------------
Corporate and other expenses:
  General and administration				              889,908	        966,468
  Depreciation and amortization
    - Industrial products		                   158,099	        119,246
  Depreciation and amortization
    - Corporate			                              8,568	          4,134
  Interest expense						                      131,266	        148,545
  Other expense						                           8,531	           -
                                       --------------   -------------
							                                     1,196,372	      1,238,393
                                       --------------   -------------

Income from continuing operations		  		$     (754,543)	 $    (937,726)
                                       ==============   =============

Identifiable assets
   - Industrial Products			            $    3,013,871	  $   2,436,990
Identifiable assets - Corporate				         4,611,492	      4,860,342
                                       --------------   -------------
							                                $    7,625,363	  $   7,297,332
                                       ==============   =============

Capital expenditures
   - Industrial Products			            $      703,160	  $      97,627
Capital expenditures - Corporate				             -      	      25,203
                                       --------------   -------------
                             										$      703,160	  $     122,830
                                       ==============   =============

The following table summarizes financial data by geographic area as of November 30:

Sales:
  United States						                  $    1,640,097	  $   1,263,807
  Far East						                               51,816	         99,527
                                       --------------   -------------
							                                $    1,691,913	  $   1,363,334
                                       ==============   =============
Operating profit (loss):
  United States						                  $       11,233	  $     408,744
  Far East						                              397,779	       (106,276)
  Canada							                                32,817	         (1,801)
                                       --------------   -------------
                                							$      441,829	  $     300,667

Identifiable Assets:
  United States						                  $    5,869,318  	$   5,867,395
  Far East						                            1,756,045	      1,421,269
  Canada				                    			              -              8,668
                                       --------------   -------------
                                							$    7,625,363	  $   7,297,332
                                       ==============   =============

(12)	 COMMITMENTS AND CONTINGENCIES:

   	Environmental Matters

The WDOE named the Company and L-Bar Products as potentially liable persons (PLP) for part of the cleanup related to the Chewelah site. The basis for naming L-Bar Products was its status as site owner/operator. The basis for naming the Company is the alleged responsibility of the parent corporation. It is management's opinion that the Company was a separate entity from L-Bar Products and is not responsible as a PLP for site contamination.

The WDOE has entered into an administrative order with Northwest Alloys under which Northwest Alloys has agreed to undertake testing at the Chewelah site and prepare a proposed remedial plan for cleanup. L-Bar Products has petitioned the Bankruptcy Court for approval to agree to the same order in order to cooperate with WDOE. This request is pending. The Company has declined to enter into the order due to its insistence that it is not a PLP under the Washington Model Toxics Control Act MTCA.

It is management's opinion that the Company will not be liable for the matter discussed above, and in any event, any liability can not be estimated. Therefore no amounts have been accrued for this matter in the accompanying financial statements.

    	Northwest Alloys Inc. vs. Reserve Industries Corporation

On April 28, 1994, a complaint for monetary and declaratory relief was filed in the United States District Court for the Eastern District of Washington by Northwest Alloys against the
Company.

The complaint alleges causes of action for monetary and declaratory relief for breach of contract and statutory contribution under the Washington Model Toxics Control Act
(MTCA). For its breach of contract claim, Northwest Alloys seeks to rely upon an August 2, 1990 guaranty signed by the Company which Northwest Alloys claims guarantees payment of the greater of (i) up to $2,000,000 for environmental cleanup at the Chewelah, Washington site owned and operated by L-Bar Products, or (ii) certain loan funds in excess of $2.5 million, plus interest, related to L-Bar Products' alleged obligation to repay certain loans from Northwest Alloys (estimated by Northwest Alloys to be $1,291,481 plus accrued and accruing interest).
For the statutory contribution action under the MTCA, Northwest Alloys seeks contribution for ongoing remedial costs for alleged soil and ground water contamination at the L-Bar Products site in Chewelah, Washington. Contribution is sought from the Company for past and present costs incurred, and future costs to be incurred, by Northwest Alloys to address the alleged soil and ground water contamination at the L-Bar Products site.

Northwest Alloys filed a motion for summary judgment to enforce the August 2, 1990 guaranty. The motion was heard before the Court on October 4, 1994 and Northwest Alloys' motion was denied. On December 6, 1994 an order was entered staying all further proceedings pending the completion of adversary proceedings involving the Company in L-Bar Product's bankruptcy proceedings.

   	Deferred Compensation

The Company has a deferred compensation plan for its deceased chairman's spouse. Amounts due under the plan were accrued, but no payments were made in 1995, 1993 and 1992 because the Company has been conserving its cash The payment of this benefit is pursuant to a management contract which provides for monthly disbursements. adjusted annually for inflation. The obligation, originally recorded based on applicable mortality rates, was exhausted during the fiscal year ended November 30, 1991. Payments made in excess of the obligation recorded have been expensed when either paid or accrued.

The deferred compensation accrued from the last payment in November 1991 through July 31, 1994 amounted to $231,984. In September 1994, the Company issued 231,984 shares of common stock at par value of $1.00 per share as payment for the compensation accrued through July 31, 1994. Prior to issuance of the stock, the Company obtained an independent opinion that the transaction was financially fair to the shareholders of the Company. The Company is continuing to accrue the amount due in order to conserve cash, and in 1995 and 1994, the accrued deferred compensation amounted to $114,209 and $28,553, respectively.

   	Cash Flow Requirements

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is generating revenues from its continuing operations and the current level of cash flow is sufficient to sustain operations and a portion of its general and administrative expenses. The Company is conserving its cash and has not paid all of the compensation due to the officers and directors and, as described above, has accrued part of the deferred compensation. In 1995 and 1994, the accrued compensation due to the officers and directors amounted to $1,490,987 and $1,091,378, respectively.

During 1991, the Company borrowed $695,000 from the Melfi Family Trust, which is part of the estate of Mr. James J. Melfi, Sr., in order to purchase the equity interest in JPL Industries Pte. Ltd. The interest on this loan has been accrued and in September 1994 the Company issued 110,306 shares of common stock at par value of $1.00 per share as payment for the interest due through December 31, 1992. Prior to issuance of the stock, the Company obtained an independent opinion that the transaction was financially fair to the shareholders of the Company. The Company is continuing to accrue the amount due in order to conserve cash, and in 1995 and 1994, the accrued interest amounted to $233,527 and $161,733, respectively.

The Melfi Family Trust and other family members have loaned working capital to the Company. The Company currently owes $145,000 plus accrued interest on these working capital loans. In 1995 and 1994, the accrued interest on these working capital loans amounted to $46,430 and $32,531, respectively.

Pursuant to promissory notes to the Company, officers have loans amounting to $328,735 and $206,385 in 1995 and 1994, receptively.

   	Other

During the normal course of business, the Company has other commitments, lawsuits, claims and contingent liabilities. However, Company management does not expect that any sum it may have to pay in connection with any of these matters would have a materially adverse effect on the consolidated financial position.