Form 10QSB
period 1996-02-29
RESERVE INDUSTRIES CORP /NM/
filed 1996-04-16
CIK 83347

U. S. SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C. 20549

                       FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

	For the quarterly period ended February 29, 1996

	Commission file number 0-3492

                  RESERVE INDUSTRIES CORPORATION
         (Name of Small Business Issuer in its charter)

             NEW MEXICO           				              85-0128783
(State or other jurisdiction of		      		(I.R.S. EmployerIdentification No.)
 Incorporation or Organization)

  20 First Plaza, Suite 308, Albuquerque, New Mexico	     87102
       (Address of principal executive offices)		       (Zip Code)

                       505-247-2384
        (Issuer's telephone number, including area code)


	Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X     No

	State the number of shares of outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 10, 1996 - 3,203,763 shares $1.00 Par Value

                       INDEX


                                              									 Page No.

PART I.	Financial Information

	Consolidated Balance Sheets
	February 29, 1996 and November 30, 1995			                 1

	Consolidated Statements of Income
	First quarter ended
	February 29, 1996 and 1995			                      		      2

	Consolidated Statements of Cash Flows
	First quarter ended
	February 29, 1996 and 1995			                      		      3

	Footnotes to Consolidated Financial Statements		           4

	Management's Discussion and Analysis of
	Financial Condition and Results of Operations		            5

PART II.	Other Information		                        			     6

             RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                FEBRUARY 29, 1996 AND NOVEMBER 30, 1995
                             (UNAUDITED)


ASSETS			                             1996		            	1995
CURRENT ASSETS:
Cash and cash equivalents	     	      $    	17,788		       $    	36,383
Receivables, less allowance for
 doubtful accounts of $45,882
 in 1996 and $43,274 in 1995 	        		   162,481			           185,757
Receivables from affiliates
 and related parties			                    421,554	 	          	396,881
Inventories	                         	 	   120,086			           112,551
Prepaid expenses and deposits	   	         	22,183			            30,973
                                       -----------          -----------
     Total current assets		               	744,092		           	762,545

PROPERTY, PLANT AND EQUIPMENT,
 at cost		                              	3,562,659            3,554,738
Less accumulated depreciation
 and depletion		                         	(969,075)		          (919,317)
                                       -----------          -----------
		                                      	2,593,584		        	 2,635,421

INVESTMENT IN UNCONSOLIDATED
AFFILIATES	                           	 	4,317,052	         		4,170,727

ORGANIZATION COSTS, less accumulated
 amortization of $21,283 in 1996
 and $20,750 in 1995		                       	177	 		              710

GOODWILL, less accumulated amortization
 of $30,000 in 1996 and $29,750 in 1995		    	-                 			250

OTHER ASSETS	                             		55,710          	 		55,710
                                       -----------         -----------
		                                     $	7,710,438		       $	7,624,653

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
Short-term debt related party	        	$	  145,000		       $  	145,000
Short-term debt		                          	47,581	           		47,581
Current portion of long-term debt	       		159,886			          145,005
Trade accounts payable	                  		402,105		          	450,785
Deferred obligations to related
 parties		                              	1,740,822		        	1,651,537
Other current liabilities		               	468,581	          		436,448
                                       -----------         -----------
     Total current liabilities	        		2,963,975	        		2,876,356

LONG-TERM DEBT, less current portion	  		1,049,653	        		1,034,634

DISCONTINUED OPERATIONS - L-Bar Products 		973,069			          973,069

STOCKHOLDERS' INVESTMENT:
Common stock, $1.00 par value.
 Authorized  6,000,000	shares, issued
 and outstanding 3,157,333 shares
 in 1996 and 1995                     			3,157,333		         	3,157,333
Additional paid-in capital		            	7,458,718	         		7,458,718
Accumulated deficit			                  (7,892,133)	       		(7,874,747)
                                       -----------          -----------
     Total stockholders' investment		   	2,723,918		         	2,741,304

                                     		$	7,710,615	        	$	7,625,363

    The accompanying notes are an integral part of these consolidated statements. The 1996 and 1995 Financial Information is Unaudited.

          RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE FIRST QUARTER ENDED FEBRUARY 29, 1996 AND 1995
                              (UNAUDITED)

                                         		Three Months Ended
                                            			February 29
                                       			1996		 	             1995
REVENUES:
Sales                                   		$  	315,219		        $  	341,559
Investment income	                            		7,160			             7,080
Gains on sales:
 Marketable securities	                        		-		               	17,718
 Property and equipment	                       		-		                  	800
Income from affiliates:
 Equity in earnings		                        	180,905			            67,749
 Consulting fees 			                           15,000            			15,000
 Other		                                       	8,540		             	2,955
                                          -----------          -----------
      Total revenues		                       	526,823	           		452,861

COSTS AND EXPENSES:
Cost of sales		                              	280,539			           316,974
General and administration			                 174,815		           	197,018
Interest		                                    	38,315	            		29,933
Depreciation and amortization	               		50,540		            	40,462
                                          -----------          -----------
      Total costs and expenses		             	544,209		           	584,387

      Net loss		                          $  	(17,386)		       $ 	(131,526)

EARNINGS (LOSS) PER SHARE:

Income from continuing operations	       	$    	(0.01)	       	$    	(0.04)
Weighted Average Number of Shares of
Common Stock Outstanding		                 	3,157,333		          	2,974,781

     The accompanying notes are an integral part of thes consolidated statements. The 1996 and 1995 Financial Information is Unaudited.

           RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE FIRST QUARTER ENDED FEBRUARY 29, 1996 AND 1995
                             (UNAUDITED)

                                            		Three Months Ended
                                               			February 29
                                             	1996		 	          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	         	$	   (17,386)	 	  $	  (131,526)
Adjustments to reconcile net income
 from continuing operations to net
 cash provided by operating activities:
  Depreciation and amortization		                   	50,540	        		40,462
  Cash from sale of securities		                      	-	           		27,618
  Gain on sale of securities			                        -          			(17,718)
  Cash from sale of equipment                       			-              			800
  Gain on sale of equipment		                         	-             			(800)
  Equity in earnings of affiliates		              	(180,905)      			(74,829)
  Cash distribution from affiliates	               		34,580		        	25,000
  Changes in assets and liabilities:
   (Increase) decrease in trade receivables	       		(1,397)	       		21,561
   (Increase) in inventories		                      	(7,535)      			(11,780)
   Decrease (increase) in other current assets	     		8,790			        (4,106)
   (Decrease) increase in trade accounts payable	 		(48,680)	       		31,548
   Increase  in accrued officer salaries
     and directors fees	                           		89,285        			66,899
   Increase in other current liabilities	          		32,133		        	72,275
                                               ------------     ------------
           Total adjustments			                     (23,189)	      		176,930

    Net cash (used) provided by operating
     activities			                                  (40,575)		       	45,404

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		                              	(7,920)	     		(135,486)
Discontinued operations - L-Bar Products	            		-	          		(13,161)
                                               ------------     ------------
    Net cash (used) by investing activities       			(7,920)	     		(148,647)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short-term debt                            -              69,733
Increase in long-term debt		                        	29,900		        	20,542
                                               ------------     ------------
    Net cash provided by financing activities	     		29,900        			90,275

    Net decrease in cash and cash
     equivalents		                             $   	(18,595)	  	$   	(12,968)

Cash and cash equivalents at beginning of year    			36,383		        	22,940
Cash and cash equivalents at end of the
 quarter                                     		$    	17,788		   $     	9,972

       The accompanying notes are an integral part of these consolidated statements. The 1996 and 1995 Financial Information is Unaudited.

             FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying statements, which should be read in conjunction with the Consolidated Financial Statements included in the November 30, 1995 fiscal year end Annual Report filed on Form 10-KSB, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods, and are subject to audit at the close of the year. However, it is the opinion of the management of the Company that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of such periods have been included.

The Consolidated Financial Statements prepared for fiscal years
1995,1994, 1993, 1992 and 1991 were unaudited because the Company elected to not incur the expense of an audit and to conserve its cash for other corporate requirements.

In November 1992, the Company determined to discontinue the operations of L-Bar Products Incorporated (L-Bar), a wholly owned subsidiary.

Item 2.  Management's Discussion and Analysis or Plan of Operation

   	Results of Operations

       		First quarter ended February 29, 1996 compared with the first quarter ended February 28, 1995

During the first quarter ended February 29, 1996 the Company had a net loss from continuing operations of $17,386 or $0.01 per share as compared to net loss from continuing operations of $131,526 or $0.04 per share for the same period last year.

The Company's revenues from continuing operations for the first quarter were $526,823 as compared to $452,861 for the same period last year. The revenues increased because of increase equity earnings which was offset by a decrease in sales. The general and administration costs decreased from last year from
$197,018 to $174,815.   Some of the expenses contained in the
general and administrative costs pertaining to salaries of the officers and deferred compensation have been accrued but not paid as the Company is conserving its cash.

    	Liquidity and Capital Resources

          Period from December 1, 1996 to February 29, 1996

Working capital decreased $106,072 for the three months. The decrease in working capital includes salaries, directors fees, deferred compensation and certain interest charges which have been accrued but not paid. The Company made net capital improvement expenditures of $7,920 during this period.

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