Form 10QSB
period 1996-05-31
RESERVE INDUSTRIES CORP /NM/
filed 1996-07-11
CIK 83347

U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                               FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934
 	For the quarterly period ended May 31, 1996
 	Commission file number 0-3492

                       RESERVE INDUSTRIES CORPORATION
               ---------------------------------------------
               (Name of Small Business Issuer in its charter)

             NEW MEXICO                      85-0128783
- ------------------------------             ------------------
(State or other jurisdiction of			         (I.R.S. Employer
	Incorporation or Organization)		         	Identification No.)

20 First Plaza, Suite 308, Albuquerque, New Mexico       87102
- --------------------------------------------------     ----------
   (Address of principal executive offices)	           (Zip Code)

                          505-247-2384
          ----------------------------------------------
          Issuer's telephone number, including area code


Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 and (2) has been subject to such filing requirements for the past 90 days.

Yes      X        No
    ----------

State the number of shares of outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of July 8, 1996 - 3,203,763 shares $1.00 Par Value

                             INDEX

                                           									 Page No.


PART I.	Financial Information

    	Consolidated Balance Sheets
    	May 31, 1996 and November 30, 1995	       	         1

    	Consolidated Statements of Income
    	Second quarter and six months ended
    	May 31, 1996 and 1995			                      	     2

    	Consolidated Statements of Cash Flows
    	Six months ended	May 31, 1996 and 1995			     	     3

    	Footnotes to Consolidated Financial Statements      4

    	Management's Discussion and Analysis of
    	Financial Condition and Results of Operations       5


PART II.	Other Information					                          6

              RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                    MAY 31, 1996 AND NOVEMBER 30, 1995
                               (UNAUDITED)

ASSETS			                                       1996		     	1995
CURRENT ASSETS:
  Cash and cash equivalents		                   $   	18,419	$    36,383
  Receivables, less allowance for doubtful
   accounts of $45,882 in 1996 and
   $43,274 in 1995                                  251,421	    185,757
  Receivables from affiliates and related
   parties	                                         465,411     396,881
  Inventories			                                    168,092  			112,551
  Prepaid expenses and deposits	                    	12,758    		30,973
                                                ----------- -----------
     Total current assets		                        	916,101	   	762,545

PROPERTY, PLANT AND EQUIPMENT, at cost           	3,759,593	 	3,554,738
  Less accumulated depreciation and depletion    (1,018,833)   (919,317)
                                                ----------- -----------
					                                             2,740,760	 	2,635,421

INVESTMENT IN UNCONSOLIDATED AFFILIATES	          4,532,593		 4,170,727
ORGANIZATION COSTS, less accumulated
  amortization of $21,460 in 1996 and
  $20,750 in 1995		                                 			-		         	710
GOODWILL, less accumulated amortization
  of $30,000 in 1996 and $29,750 in 1995               -         			250
OTHER ASSETS			                                    		55,710   			55,710
                                                ----------- -----------
                                          						$	8,245,164	$	7,625,363

LIABILITIES AND STOCKHOLDERS'INVESTMENT
CURRENT LIABILITIES:
  Short-term debt related party                 $  	145,000	$  	145,000
  Short-term debt		                                		47,581			   47,581
  Current portion of long-term debt                 219,882			  145,005
  Trade accounts payable	                        		 382,410	  		450,785
  Deferred obligations to related parties         1,812,976	  1,651,537
  Other current liabilities                       		482,933	  		436,448
                                                ----------- -----------
     Total current liabilities                   	3,090,782	 	2,876,356

LONG-TERM DEBT,less current portion                1,183,384		 1,034,634

DISCONTINUED OPERATIONS - L-Bar Products             973,246   	 973,069

STOCKHOLDERS' INVESTMENT:
  Common stock, $1.00 par value. Authorized
    6,000,000 shares, issued and outstanding
    3,203,763 shares in 1996 and  3,157,333 in
    1995                                          	3,203,763		 3,157,333

  Additional paid-in capital	                      7,458,718		 7,458,718
  Accumulated deficit		                           (7,664,729 	(7,874,747)
                                                 ----------- -----------
     Total stockholders' investment                2,997,752	 	2,741,304

                                            					$	8,245,164	$ 7,625,363

       The accompanying notes are an integral part of these consolidated statements. The 1996 and 1995 Financial Information is Unaudited.

                 RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
      FOR THE SECOND QUARTER AND SIX MONTHS ENDED MAY 31, 1996 AND 1995
                                  (UNAUDITED)


                            			Second Quarter Ended		    Six Months Ended
                          				       MAY 31					              MAY 31
                          			  1996	     	 1995     			  1996	      1995
REVENUES:
  Sales		                      $	 476,105  $  	586,264   $		791,323	$  927,823
  Contract settlement                -       		344,791		       -     		344,791
  Investment income	                  252			      -		          	332     		-
  Gain (loss) on sales:
    Marketable securities	           -          (1,590)        -       	16,128
   Property and equipment	           -         (39,352)		      -     		(38,552)
  Income (loss) from affiliates:
    Interest income	                7,080       	7,080		     14,160    	14,160
    Equity in earnings (losses)   321,781	     (74,019)    	502,686     (6,270)
    Consulting fees                15,000	      15,000		     30,000    	30,000
  Other	                            			28       		(889)      	8,568    		2,066
                              -----------  -----------  ----------- ----------
                              				820,246     	837,285	  	1,347,069 	1,290,146

COSTS AND EXPENSES:
  Cost of sales	                  296,351     	468,166	    	576,890    785,140
  General and administration     	210,372     	232,606     	385,187    429,624
  Interest	                       	36,183      	29,344	     	74,498    	59,277
  Depreciation and amortization    49,936	      37,310	     100,476     77,772
                              -----------  -----------  ----------- ----------
				                              592,842     	767,426	  	1,137,051  1,351,813

      Net income (loss)		     $   227,404  $    69,859  $   210,018 $  (61,667)

EARNINGS (LOSS) PER SHARE:
  Income from continuing
   operations                 $     	0.07 	$     	0.02	 $      0.07 $   	(0.02)

  Weighted Average Number of Shares
   of Common Stock Outstanding  3,169,004    3,061,057    3,169,004  3,061,057

    The accompanying notes are an integral part of these consolidated statements. The 1996 and 1995 Financial Information is Unaudited.

             RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED MAY 31, 1996 AND 1995
                                (UNAUDITED)


                                              								Six Months Ended
                                                  									May 31
                                              								1996		 	     1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  income (loss) from continuing operations	      $  	210,018	 $  	(61,667)
  Adjustments to reconcile net income from
   continuing operations to net cash provided
   by operating activities:
    Depreciation and amortization		                      	100,476	    		77,772
    Equity in (earnings) loss of affiliates           			(516,846)    			6,270
    Cash distribution from affiliates	                  		154,980	    		27,144
    Changes in assets and liabilities:
     (Increase) decrease in receivables			               (134,194)			  (95,809)
     (Increase) decrease in inventories		                	(55,541)	   		13,732
     Decrease in other current assets			                   18,215		     	8,163
     (Decrease) increase in trade accounts payable		     	(68,375)  			169,096
     Increase in accrued officer salaries              			161,439	   		223,820
     Increase in other current liabilities	              		46,485			    56,414
                                                     ------------  -----------
       Total adjustments			                              (293,361)	  		486,602

          Net cash provided by operating activities	    		(83,343)		  	424,935

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures	                                		(204,855)	 		(256,327)
  Discontinued operations - L-Bar Products	                 		177	   		(19,349)
                                                     ------------  -----------
    Net cash used by investing activities	             		(204,678)		 	(275,676)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in common stock issued		                       	46,430		      	-
  Increase (decrease) in short-term debt		                  	-		       	63,523
  Increase long-term debt			                              223,627		   	107,249
                                                     ------------  -----------
    Net cash provided by financing activities		          	270,057   			170,772

      Net increase (decrease) in cash and cash
       equivalents			                                     (17,964)			  320,031

Cash and cash equivalents at beginning of year		          	36,383		    	22,940
Cash and cash equivalents at end of the quarter		    $	    18,419		$  	342,971

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

The Consolidated Financial Statements prepared for fiscal years 1995, 1994, 1993, 1992 and 1991 were unaudited because the Company elected to not incur the expense of an audit and to conserve its cash for other corporate requirements.

In November 1992, the Company determined it would discontinue the operations of L-Bar Products Incorporated (L-Bar), a wholly owned subsidiary.

Item 2.  Management's Discussion and Analysis or Plan of Operation

    	Results of Operations

        		Second quarter ended May 31, 1996 compared with the second quarter ended May 31, 1995

During the second quarter ended May 31, 1996 the Company had a net income from continuing operations of $227,404 or $0.07 per share as compared to net income from continuing operations of $69,859 or $0.02 per share for the same period last year.

The Company's revenues from continuing operations for the second quarter were $820,246 as compared to $837,285 for the same period last year. The revenues for this year show a reduction in sales which is offset by an increase in equity earnings and the revenues for last year included a contract settlement of $344,791. The general and administration costs decreased from last year from $232,606 to $210,372. Some of the expenses contained in the general and administrative costs pertaining to salaries of the officers and deferred compensation have been accrued but not paid as the Company is conserving its cash.

            		Six months ended May 31, 1996 compared
            		with the six months ended May 31, 1996

During the six months ended May 31, 1996 the Company had a net income from continuing operations of $210,018 or $0.07 per share as compared to net loss from continuing operations of $61,667 or $0.02 per share for the same period last year.

The Company's revenues from continuing operations for the six months were $1,347,069 as compared to $1,290,146 for the same period last year. The revenues for this year show a reduction in sales which is offset by an increase in equity earnings and the revenues for last year included a contract settlement of $344,791. The general and administration costs decreased from last year from $429,624 to $385,187. Some of the expenses contained in the general and administrative costs pertaining to salaries of the officers and deferred compensation have been accrued but not paid as the Company is conserving its cash.

    	Liquidity and Capital Resources

           Period from December 1, 1996 to May 31, 1996

Working capital decreased $60,870 for the six months. The decrease in working capital includes salaries, directors fees, deferred compensation and certain interest charges which have been accrued but not paid. The Company made net capital improvement expenditures of $204,855 during this period.

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


                                   						RESERVE INDUSTRIES CORPORATION
                                       								   (Registrant)


                           						        /s/   William J. Melfi
                                         -------------------------------
                                         William J. Melfi, Vice President
                                  							Finance and Administration
                                  						 (Principal Financial andAccounting
                                						    Officer and Authorized Officer)



Date: July 8, 1996