Form 10QSB
period 1996-08-31
RESERVE INDUSTRIES CORP /NM/
filed 1996-10-15
CIK 83347

U. S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549
                            FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

	For the quarterly period ended August 31, 1996
	Commission file number 0-3492

                   RESERVE INDUSTRIES CORPORATION
            ----------------------------------------------
            (Name of Small Business Issuer in its charter)

          NEW MEXICO      				              85-0128783
-------------------------------        ---------------------------------
(State or other jurisdiction of        (I.R.S.Employer Identification No.)
 Incorporation or Organization)

20 First Plaza, Suite 308, Albuquerque, New Mexico            87102
--------------------------------------------------         ----------
(Address of principal executive offices)	                  (Zip Code)

                       505-247-2384
----------------------------------------------
Issuer's telephone number, including area code

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No
    ------        ------

State the number of shares of outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of October 13, 1996 - 3,203,763 shares $1.00 Par Value

                         INDEX

                                         									 Page No.
PART I.	Financial Information

	Consolidated Balance Sheets
	August 31, 1996 and November 30, 1995	                1

	Consolidated Statements of Income
	Third quarter and nine months ended
	August 31, 1996 and 1995			                           2

	Consolidated Statements of Cash Flows
	Nine months ended
	August 31, 1996 and 1995			      	                    3


	Footnotes to Consolidated Financial Statements        4

	Management's Discussion and Analysis of
	Financial Condition and Results of Operations         5

PART II.	Other Information					                        6

          RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
		               	CONSOLIDATED BALANCE SHEETS
       								AUGUST 31, 1996 AND NOVEMBER 30, 1995
                           (UNAUDITED)

ASSETS			                                         1996	           1995
CURRENT ASSETS:
 Cash and cash equivalents		                      $     27,880    $     36,383
 Receivables,less allowance for doubtful
  accounts of $45,882 in 1996
  and $43,274 in 1995                             	    222,451 	       185,757
  Receivables from affiliates and related parties      503,820	        396,881
  Inventories	                                       		124,469			      112,551
  Prepaid expenses and deposits		                      	13,980	       		30,973
                                                  ------------    ------------
       Total current assets	                        	 	892,600		      	762,545

PROPERTY, PLANT AND EQUIPMENT, at cost		            	3,722,536       3,554,738
  Less accumulated depreciation and depletion		 	   (1,077,883)	    		(919,317)
                                                  ------------    ------------
		 	                                                 2,644,653		    	2,635,421

INVESTMENT IN UNCONSOLIDATED AFFILIATES			           4,782,110			    4,170,727
ORGANIZATION COSTS, less accumulated
  amortization of $21,460 in 1996 and
  $20,750 in 1995	                                      		-		             	710
GOODWILL, less accumulated amortization
  of $30,000 in 1996 and $29,750 in 1995			               -		             	250
OTHER ASSETS			                                         55,710		       	55,710
                                                   -----------     -----------
                                                 		$	8,375,073	   	$	7,625,363

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Short-term debt related party		                  $  	145,000   		$  	145,000
  Short-term debt			                                    47,581		       	47,581
  Current portion of long-term debt	                 		217,110	      		145,005
  Trade accounts payable	                            		312,747      			450,785
  Deferred obligations to related parties		         	1,931,561			    1,651,537
  Other current liabilities		                         	530,968		      	436,448
                                                   -----------     -----------
     Total current liabilities	                    		3,184,967		    	2,876,356

LONG-TERM DEBT, less current portion	              		1,150,303			    1,034,634
DISCONTINUED OPERATIONS  -  L-Bar Products	          		973,246			      973,069

STOCKHOLDERS' INVESTMENT:
  Common stock, $1.00 par value. Authorized
    6,000,000 shares, issued and outstanding
    3,203,763 shares in 1996 and 3,157,333
    in 1995			                                       3,203,763		    	3,157,333
  Additional paid-in capital	                      		7,458,718	    		7,458,718
  Accumulated deficit			                            (7,595,924)  			(7,874,747)
                                                   -----------     -----------
     Total stockholders'investment		                	3,066,557	    		2,741,304
                                                   -----------     -----------
                                                 		$	8,375,073		   $	7,625,363

    The accompanying notes are an integral part of these consolidated statements. The 1996 and 1995 Financial Information is Unaudited.

              RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
						       	  FOR THE THIRD QUARTER AND NINE MONTHS ENDED
                        AUGUST 31, 1996 AND 1995
                              (UNAUDITED)
                              Third Quarter Ended		 Nine Months Ended
                                   AUGUST 31             AUGUST 31
                              1996        1995		       1996        1995
REVENUES:
  Sales		                     $  	318,149	$  	398,170  $	1,109,472	$ 1,325,993
  Contract settlement		             	-		        	-			         -			     344,791
  Investment income		              	8,922	    		7,084     			9,254			   21,244
  Gain (loss) on sales:
    Marketable securities			         -		        	-	         		-	      		16,128
    Property and equipment        			-		        	-	         		-     			(38,552)
  Income (loss) from affiliates:
    Interest income		              	7,412	     		-	       		21,572	     		-
    Equity in earnings
     (losses)	                  		332,637	  		(53,269)  			835,323	  		(59,539)
    Consulting fees 	            		15,000		   	15,000	    		45,000		   	45,000
    Other	                          		(60)			    (110)		    	8,508			    1,956
                              ----------- -----------  ----------- -----------
		                               	682,060		   	366,875			2,029,129			1,657,021

COSTS AND EXPENSES:
  Cost of sales                			316,113	   		218,631	  		893,003			1,003,771
  General and administration   			196,987		   	181,576	  		582,174	  		611,200
  Interest		                      	41,104			    30,126	  		115,602			   89,403
  Abandonment of assets           			-		        	8,531	     		-		       	8,531
  Depreciation and
   amortization		                 	59,050	    		39,110   		159,526 	 		116,882
                               ----------  ----------- ----------- -----------
                                  613,254   			477,974			1,750,305			1,829,787

      Net income (loss)		      $  	68,806		$	 (111,099)$  	278,824	$ 	(172,766)

EARNINGS (LOSS) PER SHARE:
  Income from continuing
   operations		                $   	 0.02		$     	(0.04)$     0.09 $    	(0.05)

  Weighted Average Number
   of Shares	of Common
   Stock Outstanding	         		3,180,675	  		3,149,854			3,180,675 	3,149,854
                                =========     =========   =========  =========

   The accompanying notes are an integral part of these consolidated statements. The 1996 and 1995 Financial Information is Unaudited.

          RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES	CONSOLIDATED
                           STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED AUGUST 31, 1996 AND 1995
                              			(UNAUDITED)

                                            					  		Nine Months Ended
                                                 								August 31
                                              							 1996		       	1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  income (loss) from continuing operations 	 	   $ 	278,823		 $  (172,766)
  Adjustments to reconcile net income from
   continuing operations to net cash provided
   by operating activities:
    Abandonment Canadian assets	                           		-         		8,531
    Depreciation and amortization	                     	 	159,526   			116,882
      Equity in (earnings) loss  of affiliates	       	 	(835,323)    		59,421
      (Increase) in interest receivable from affiliate 			(21,578)   		(21,240)
      Cash distribution from affiliates                			245,518    			39,684
      Changes in assets and liabilities:
         (Increase) in receivables		                    	(143,633)	 		(170,426)
         (Increase) in inventories                     			(11,918)     			(412)
         Decrease in other current assets		               	16,993		    	11,908
         (Decrease) increase in trade accounts payable			(138,038)	   		44,706
         Increase  in deferred obligations	             		280,024   			308,240
         Increase in other current liabilities	          		94,520    			82,463
                                                      -----------  -----------
           Total adjustments	                          		(353,909)  			479,757

   Net cash (used) provided by operating activities    			(75,086)		  	306,991

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures - Net	                          		(167,798) 			(360,822)
  Discontinued operations - L-Bar Products			                 177			   (19,352)
                                                      -----------  -----------
    Net cash used by investing activities	             		(167,621) 			(380,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in common stock issued		                       	46,430    			10,000
  Increase in short-term debt		                             	-			       59,424
  Increase long-term debt                              			187,774   			178,730
                                                      -----------  -----------
    Net cash provided by financing activities	          		234,204	   		248,154
      Net (decrease) increase in cash and cash
       equivalents	                                      		(8,503)	  		174,971

Cash and cash equivalents at beginning of year			          36,383	    		22,940
Cash and cash equivalents at end of the quarter	     	$	   27,880	 $  	197,911
                                                      ===========  ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest		            $   	46,892	 $  		24,919

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

	Results of Operations

     Third quarter ended August 31, 1996 compared
		   with the third quarter ended August 31, 1995

During the third quarter ended August 31, 1996 the Company had a net income from continuing operations of $68,806 or $0.02 per share as compared to a loss from continuing operations of $111,099 or $0.04 per share for the same period last year.

The Company's revenues from continuing operations for the third quarter were $682,060 as compared to $366,875 for the same period last year. The revenues for this year show a reduction in sales which is offset by an increase in equity earnings. The general and administration costs increased from last year from
$181,576 to $196,987.   Some of the expenses contained in the
general and administrative costs pertaining to salaries of the officers and deferred compensation have been accrued but not paid as the Company is conserving its cash.

     Nine months ended August 31, 1996 compared
   		with the nine months ended August 31, 1996

During the nine months ended August 31, 1996 the Company had a net income from continuing operations of $287,824 or $0.09 per share as compared to net loss from continuing operations of $172,766 or $0.05 per share for the same period last year.

The Company's revenues from continuing operations for the nine months were $2,029,129 as compared to $1,657,021 for the same period last year. The revenues for this year show a reduction in sales which is offset by an increase in equity earnings and the revenues for last year included a contract settlement of $344,791. The general and administration costs decreased from
last year from $582,174 to $611,200.   Some of the expenses
contained in the general and administrative costs pertaining to salaries of the officers and deferred compensation have been accrued but not paid as the Company is conserving its cash.

	Liquidity and Capital Resources

     Period from December 1, 1996 to August 31, 1996

Working capital decreased $178,556 for the nine months. The decrease in working capital includes salaries, directors fees, deferred compensation and certain interest charges which have been accrued but not paid. The Company made net capital improvement expenditures of $167,798 during this period.

                       PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

In the matter of the Registrant and L-Bar Products vs
Northwest Alloys Inc. the discovery portion of the litigation is proceeding. The Registrant has provided in excess of 34,000 pages of material pursuant to Northwest Alloy's discovery request. The Registrant is in the process of reviewing discovery materials provided by Northwest Alloy's. The discovery process is scheduled to end in the spring of 1997.

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

                                  						RESERVE INDUSTRIES CORPORATION
                                        ------------------------------
                                     								   (Registrant)


                                          /s/ William J. Melfi
                                        --------------------------------
                               						   William J. Melfi, Vice President
                                        Finance and Administration
                                 						 (Principal Financial and	Accounting
                                         Officer and Authorized Officer)



Date: October 13, 1996