Form 10KSB
period 1996-11-30
RESERVE INDUSTRIES CORP /NM/
filed 1997-03-03
CIK 83347

U. S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                           FORM 10-KSB

Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended November 30, 1996

Commission file number 0-3492

                    RESERVE INDUSTRIES CORPORATION
              (Name of Small Business Issuer in its charter)

             NEW MEXICO                    85-0128783
 State or other jurisdiction         I.R.S. Employer Identification No.)
                                      Incorporation or Organization)

20 First Plaza, Suite 308, Albuquerque, New Mexico    87102
      (Address of principal executive offices)	   (Zip Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10KSB. X

State the issuer's revenues from continuing operations for its most recent fiscal year. $2.7 million

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of February 14, 1997 $221,350.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  As
of February 14, 1997,  3,203,763   $1.00 Par Value
<PAGE)
                             PART I

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

The Registrant, through its wholly owned subsidiary Reserve Silica Corporation (Reserve Silica), located in Ravensdale, Washington, southeast of Seattle, mines and processes silica
sand.   The mine run sand is extracted from open pit mines
located on leased land and is transported to an adjacent sand processing plant. The wet plant crushes, washes and separates the clay from the mine run sand and classifies the sand into several products, which are marketed to the cement industry and to golf courses for sand traps. The facility also incorporates a drying plant, which produces a dried silica sand for the glass container industry. Reserve Silica is working to develop other silica sand products to serve other markets. During last year, Reserve Silica began a plant modernization program to replace and upgrade both the wet plant and drying plant. All of the equipment for the wet plant upgrade was purchased and installed during 1996. The new air handling equipment to upgrade the drying plant has been purchased and is expected to be installed in the spring of 1997.

The Registrant, through its wholly owned subsidiaries Reserve Rossborough Corporation (Reserve Rossborough) and Reserve Rossborough Ventures Corporation (Reserve Rossborough Ventures), owns an equity interest in Rossborough Manufacturing Co. L.P. (Rossborough), of Avon Lake, Ohio. A description of ownership is described in footnote 5 of the notes to the consolidated financial statements. Rossborough provides products and services to the primary steel industry and is a major supplier of magnesium based reagent compounds used to externally desulfurize hot iron metal. External desulfurization of hot metal iron is its primary business segment of the Partnership. Rossborough has a magnesium grinding facility located near Walkerton, Indiana that processes both magnesium ingots and secondary magnesium granules into a size suitable for use in iron desulfurization. The magnesium granules are blended at both Avon Lake and Walkerton with other materials to make the finished desulfurization reagents. Rossborough is one of the three primary suppliers of desulfurization services in North America. It has been working to expand its international operations and is currently operating through joint ventures in Japan, Slovakia and Belgium.

Rossborough's other business segments include the manufacture of special refractory lances and slag skimmers used in desulfurizing operations; the manufacture of custom desulfurizing reagent injection equipment; the manufacture of molten metal samplers and thermocouples; the exclusive distributor for Bimac ladle powders and slag conditioning agents; and the distribution of selected other purchased products. During the year, Rossborough became certified under ISO 9001 and 9002

The Registrant owns a 20% stock interest in JPL Industries Pte. Ltd., (JPL) a Singapore company organized in 1990. The other shareholders are a subsidiary of Jurong Shipyards Ltd., a Singapore company and two Japanese companies, Nippon Mining & Metals Company, Ltd. and Mitsui & Company, Ltd. JPL is in the
waste management business.   JPL operates as a collection and
treatment center for wastes generated by other industries. It identifies wastes which have the potential to be recycled, develops processes to recycle the wastes and coverts the wastes into value added products.

JPL is also in the business of selling processed and unprocessed copper slags that are used for abrasive blasting purposes. A plant has been constructed the help the Singapore ship repairing industry dispose of its used copper slag abrasives. The plant mechanically separates contaminates from used abrasives. The recycled abrasives are segregated into a coarse size fraction, which is suitable for reuse as a blasting abrasive, and a fine slag size fraction. The fine slag fraction has been cycled to other products such as interlocking concrete pavers and as a partial replacement for sand and aggregates in ready-mix concrete.

During the fall of 1995, JPL authorized the issuance of S$12.5 million (Singapore dollars) of interest bearing redeemable convertible unsecured loan stocks. All of these convertible loan stocks were subscribed by the first quarter of 1996. The loan has been used to finance the second stage of the copper slag processing and recycle facility and to expand the concrete paver plant. If the all of the convertible loans are converted into common stock, the Registrant's interest will be reduced to approximately 7%.

The Registrant has a number of mineral interests that it deals in the normal course of business and below is description of the properties currently held.

The Registrant, through its wholly-owned subsidiary Reserve Minerals Corporation (Reserve Minerals), has retained economic interests in three uranium joint ventures located in northern Saskatchewan, Canada. The retained interests in the Waterbury Lake Joint Venture and the Dawn Lake Joint Venture are net profit interests of approximately 0.75% and 1.5%, respectively. The Registrant owns a 1% royalty on its former 9.063% interest on all minerals produced in the McArthur River Joint Venture. Some or all of the retained net profits and royalty interests may become earning assets in the future.

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

11 Federal, state and local laws and regulations relating to protection of the environment effect the Registrant in many areas of its operations. Except for L-Bar Products, the cost and effects of these laws, in the opinion of management, are currently contained in the Registrant's financial statements. The State of Washington Department of Ecology (WDOE)
(Reference Item 3. Legal Proceedings) requested that L-Bar Products provide financial assurance that the residue pile, accumulated at the Chewelah plant by the previous owners of the plant, can be removed from the site. L-Bar Products is currently in Chapter 7 bankruptcy liquidation, and this matter is currently unresolved. It is management's opinion that the Company will not be liable for this matter, and in any event any liability can not be estimated, therefore, no amounts have been accrued for this matter in the accompanying financial statements. The Registrant has also been sued by Northwest Alloys, the generator of the material at the Chewelah plant, to provide reimbursement for its costs for the site remediation that Northwest Alloys has agreed to perform (Reference Item 3. Legal Proceedings).

12  The Registrant has 19 full time employees and 1 part time employee.

Item 2.  Description of Properties

(a) Information as to the location of the principal plants is forth under Item l. above. The silica sand property is operated under a mineral lease from the owner. The mineral property interests are described in the table below.

                	RESERVE INDUSTRIES CORPORATION
                     MINERAL INTERESTS

                  			       Gross        %         	Net 		        Type of
Location  and Mineral       	Acres  		Interest     Acres          Interest
New Mexico - Uranium
 L-Bar Ranch
  Reserve Tract	            57,000    	100.00%	    57,000 (1)   Mineral deed
  Exxon Tract               60,000       8.33%	     5,000       Royalty
  Other		                      552   		50-100%        312	      Mineral deed
                           -------                 ------
	                         	117,552				             62,312

Saskatchewan Canada *
  Waterbury Lake Project		234,300 (2)
  Dawn Lake Project	     	386,800 (2)
  McArthur River Project		211,400 (2)

* Approximate
 (1) Subject to a 1/24 royalty interest
 (2) The company's interest in these projects is described in  Item 1.

(b) Investment Policies. In the normal course of business, the Registrant currently does not deal in investments in real estate or real estate mortgages.

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

L-Bar Products, Inc. vs. Northwest Alloys Inc.

On August 31, 1994, L-Bar Products filed a complaint for breach of contract, breach of fiduciary duty, equitable subordination, declaratory relief and recovery of environmental cleanup costs against Northwest Alloys. The complaint was filed in the United States Bankruptcy Court for the Eastern District of Washington. On October 21, 1994 Northwest Alloys filed a third party claim against the Registrant seeking the same relief as requested in the case described above. On December 30, 1994, the Registrant filed a counterclaim against Northwest Alloys seeking relief similar to that contained in its counterclaim in the case described above. Because the District Court has stayed all proceedings in that action, matters involving claims by and against the Registrant, L-Bar Products and Northwest Alloys are proceeding in the Bankruptcy Court. Pre-trial discovery has been underway since early 1996 and is expected to be completed in 1997.

(b)  Pending governmental legal proceedings

WDOE Proceedings

The Washington Department of Ecology (WDOE) named the
Registrant and L-Bar Products as potentially liable persons
(PLP) for part of the cleanup related to the Chewelah site. The basis for naming L-Bar Products was its status as site owner/operator. The basis for naming the Registrant is the alleged responsibility of the parent corporation. It is management's opinion that the Registrant was a separate entity from L-Bar Products and is not responsible as a PLP for site contamination.

The WDOE has entered into an administrative order with Northwest Alloys under which Northwest Alloys has agreed to undertake testing at the Chewelah site and prepare a proposed remedial plan for cleanup. L-Bar Products has petitioned the Bankruptcy Court for approval to agree to the same order in order to cooperate with WDOE. The WDOE objected to L-Bar's motion and no further action has been taken. The Registrant has declined to enter into the order due to its insistence that it is not a PLP under the MTCA.

Environmental Protection Agency Proceedings

In the Spring of 1992, the Environmental Protection Agency pursuant to information contained in a sealed affidavit uncovered approximately 80 barrels that had contained a spent sulfuric acid. The barrels were mostly empty but some contained some "sludge" in the bottom.

In the Spring of 1995, the Justice Department indicted a former foreman and the former plant manager. An indictment was also presented against L-Bar Products. The foreman plead guilty to two counts and was sentenced to three years probation and six months partial home confinement. According to news reports, the former foreman told the federal judge that an employee he supervised suggested the barrels be buried, and that "there was really no agreement to do anything... I did not discuss it with L-Bar Products ahead of time... I guess it just didn't enter my mind that it might have been considered hazardous (under federal law)". The former plant manager denied having any knowledge of the barrels being buried. He plead guilty to two misdemeanor charges and was sentenced to six months unsupervised probation.

During the year, L-Bar Products hired an attorney to represent it and entered a plea of not guilty. The Justice Department did not pursue the case in a timely manner and in August 1996 the court dismissed the charges against L-Bar, without prejudice.
To date the Justice Department has not refiled the charges against L-Bar. The statues of limitations has expired on most of the indictments.

Item 4.  Submission of Matters to a Vote of Security Holders

The was no submission to the shareholders during the fourth quarter.

PART II

Item 5.  Market For Common Equity and Related Shareholders
Matters.

(a)	Market Information.  The Registrant's common stock is
currently not publicly traded because the Registrant has elected to forgo an audit in order to conserve capital for necessary plant improvements and legal fees. Once the Registrant is in a position to do so, it plans to file audited financial statements. Prior to August 1992, the Registrant was listed on the NASDAQ National Over-the-Counter Market. Since the Registrant's stock is not quoted, the Registrant can not list current prices for its stock.

(b)	Holders.  On February 14, 1997, the Registrant had
approximately 800 shareholders.

(c)	Dividends.  The Registrant has never paid a dividend.  There are currently no restrictions or covenants to limit the ability to pay a dividend.

Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations. For the year ended November 30, 1996, the Registrant had revenues of $2,688,392 which resulted in net income of $207,463 or $0.06 per share. For the year ended November 30, 1995, the Registrant had revenues of $1,778,137 which resulted in a net loss of $754,543 or $0.24 per share.

The revenues in 1996 increased from 1995 as a result of increased equity earnings which was offset by a nonrecurring contract settlement of $344,791. The sales at the Registrant's silica sand operation decreased by $165,979. The renovation of the sand plant was begun in mid-1995 and the wet plant was completed in the fall of 1996. The equipment to replace the dry plant air handling system has been purchased and will be installed in the Spring of 1997. The wet plant renovation has improved the efficiency of the wet plant. In 1995, approximately $520,000 of the loss was attributable to a change in the method of inventory accounting by an affiliate (see footnote 5 of the notes to the consolidated financial statements).

Liquidity and Capital Resources.  The Registrant's net cash
(used) provided by operating activities was $(7,875) and $324,041 in 1996 and 1995, respectively. The net cash used by investing activities was $300,629 and $722,512 in 1996 and 1995, respectively. Most of the cash used by investing activities in 1996 and 1995 was for capital improvements to the sand project. The Registrant increased its debt by $287,453 and $401,914 in 1996 and 1995, respectively.

The Registrant had working capital deficits of approximately $2.5 million and $2.1 million in 1996 and 1995, respectively.
As part of the Registrant's program to conserve cash, part of the salaries due to the officers of the Registrant, all of the deferred compensation due to the deceased chairman's spouse and the part of the interest due on certain loans were accrued but not paid in 1996 and 1995. As of November 30, 1996, these accruals (salaries, deferred compensation and deferred interest) exceeded $1.5 million.

Item 7.  Financial Statements.

The following Consolidated Financial Statements of the
Registrant and its subsidiaries are filed as a part of the report and are attached:

	Consolidated Balance Sheets as of November 30, 1996 and 1995

	Consolidated Statements of Operations for the Years Ended
  November 30, 1996 and 1995

	Consolidated Statements of Stockholders' Investment for the Years Ended November 30, 1996 and 1995

	Consolidated Statements of Cash Flows for the Years Ended
  November 30, 1996 and 1996

	Notes to Consolidated Financial Statements

Because the financial statements are not audited there is no report of independent accountants.

All other schedules are omitted, as the required information is not required, or the information is presented in the financial statements or related notes.

Item 8.  Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure.

Because of the Registrant's program to conserve cash, it was not able to retain an independent accountant to audit the financial statements for the fiscal years of 1996, 1995, 1994, 1993, 1992 and 1991. The Registrant has previously used Arthur Andersen & Co. and may retain them in the future.

While the Registrant has not used an independent accountant for the fiscal years listed above, the Registrant is not aware of any disagreements with accountants as contemplated by item 304 of SEC Regulation S-B.

PART III

Item 9.  Directors, Executives Officers, Promoters and Control
Persons; Compliance With Section 16(c) of the Exchange Act.

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

Frank C. Melfi, age 60, is President of the Registrant, a position he has held since December 1985. From 1976 through December 1985, he was Executive Vice President of the
Registrant.  He has been a director of the Registrant since
April 1985.

William J. Melfi, age 54, is Vice President of Finance and Administration of the Registrant, a position he has held since December 1985. He is also Treasurer of the Registrant, a position he assumed in July 1995. For more than five years prior to 1985, he was manager of operations. He has been a director of the Registrant since January 1993.

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

Item 10.  Executive Compensation

(a)	General.  The following text and tables provide information
on the compensation of the Chief Executive Officer and those officers whose salary and bonus compensation equaled or exceeded
$100,000 for the fiscal years ended November 30, 1996, 1995 and 1994.

(b)	Summary Compensation Table.

                       Summary Compensation Table
Name and Principal Position        	Annual Compensation		 Long-Term Compensation			        All Other
                                                          Awards                   Payouts Compensation
                              Year  Salary  Bonus  Other  Restricted  Options/Sars LTIP
                                                   Annual Stock                    Payouts
Frank C. Melfi CEO	           1996	 135,000	27,000	635	    -	         -           	-        -
                              1995 	135,000	27,000	674	    -	         -	           -        -
                              1994 	135,000	27,000	752	    -	         -	           -        -
James J. Melfi, Jr. Chairman  1996	 135,000	27,000	520	    -	         -	           -	       -
                              1995 	135,000	27,000	635	    -	         -	           -	       -
                              1994 	135,000	27,000	752	    -	         -	           -        -
William J. Melfi	             1996	 100,000 20,000 2,165	  -	         -	           -        -
	Vice President	              1995	 100,000	20,000	1,663	  -	         -	           -	       -
                              1994	 100,000	20,000	987	    -	         -	           -	       -

The amounts of salary and bonus stated for Mr. Frank C. Melfi, Mr. James J. Melfi, Jr. and Mr. William J. Melfi represent the amounts due to them and accrued by the Registrant during the year. As part of the Registrant's program to conserve cash, all three individuals accrued part of their annual compensation.
Mr. Frank C. Melfi, Mr. James J. Melfi, Jr. and Mr. William J. Melfi were paid $54,752, $47,515 and $52,397, respectively of
the annual compensation  due them in 1996.  (c)	Option/SAR
Grants Table. This table is omitted because there was no activity in the 1996 fiscal year.

(d)	Aggregated Option/SAR Exercises and Fiscal Year-End
Option/SAR Value Table.

 Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.

      Name 	         Shares Acquired       Value Realized    Number of Unexercised        Value of Unexercised
                     on Exercise (#)	         ( $)	          Options/SARs at FY-End       in-the-money Options/SAR at FY-End ($)
                                                             Excercisable/ Unexcercisable Excercisable/Unexcercisable
<?CAPTION>
Frank C. Melfi CEO  	-                    	-                	7,500    /      0            -
James J. Melfi, Jr.
 Chairman	           -	                    -	                7,500    /      0            -
William J. Melfi
 Vice President	     -	                    -	                6,500    /      0     	      -

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

(g)	Employment Contracts and Termination of Employment, and
Change-in-Control Arrangements.  N/A.

(h)	Report on Repricing of Options/SARs.  During 1996, none of
the outstanding Options were repriced.

Item 11.  Security  Ownership of Certain Beneficial Owners and
Management.

(a) Security Ownership of Certain Beneficial Owners. The following tabulation sets forth the number of shares of Common Stock held by each person who owned of record, or is known by the Registrant to own beneficially, five percent (5%) or more of the Registrant's Common Stock. Included in the table for certain individuals are the maximum number of shares of the Registrant's Common Stock which might be deemed to be beneficially owned under the rules of the Securities and Exchange Commission by those individuals. The number of shares beneficially owned by those individuals includes shares subject to option to purchase, and the computation of the percentage owned assumes exercise of such options The information is as of February 14, 1997:

			                                      Amount and Nature of			      Percent
Name and Address                         Beneficial Ownership         of Class
Northwest Alloys Inc.                   	Direct
P.O. Box 115			                          500,000				                  15.6%
Addy, Washington 99101

Melfi Corporation		                      Direct
Suite 308, 20 First Plaza	               198,500				                  6.2%
Albuquerque, New Mexico 87102

James J. Melfi, Jr. (1)	                 DirecT, Indirect and Option
Suite 308, 20 first Plaza	               287,049				                  8.9%
Albuquerque, New Mexico 87102

Frank C. Melfi (2)		                     Direct, Indirect and Option
Suite 308, 20 First Plaza	               299,169				                  9.3%
Albuquerque, New Mexico 87102

William J. Melfi (3)		                   Direct, Indirect and Option
Suite 308 20 First Plaza	                168,849				                  5.2%
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

(b) Security Ownership of Management. The ownership of Common Stock by officers and directors is set forth in the table below. Included in the table are the maximum number of shares of the Registrant's Common Stock which might be deemed to be beneficially owned under the rules of the Securities and Exchange Commission by each nominee and director and by the officers and the directors of the Registrant as a group. The number of shares beneficially owned by each individual and each group includes shares subject to option to purchase and the computation of the percentage owned assumes exercise of such options. The text below the table sets forth certain information as to the extent to which beneficial ownership consists of the right to acquire the Registrant's Common Stock. The information is as of February 14, 1997.

                                 Amount and Nature of               Percent
Name and Address                 Beneficial Ownership               of Class
James J. Melfi, Jr. (1)          Direct, Indirect and Option
Suite 308, 20 first Plaza        287,049				                        8.9%
Albuquerque, New Mexico 87102

Frank C. Melfi (2)	              Direct, Indirect and Option
Suite 308, 20 First Plaza	       299,169				                        9.3%
Albuquerque, New Mexico 87102

William J. Melfi (3)			          Direct, Indirect and Option
Suite 308 20 First Plaza	        168,849				                        5.2%
Albuquerque, New Mexico 87102

Officers and Directors	          Direct, Indirect and Option
as a group (4)			                756,967				                        23.2%

(1)	Reference is made to "Security Ownership of Certain
Beneficial Owners" herein for information regarding the shares of Common Stock of the Registrant beneficially owned by James J.
Melfi, Jr.

(2)	Reference is made to "Security Ownership of Certain
Beneficial Owners" herein for information regarding the shares of Common Stock of the Registrant beneficially owned by Frank C.
Melfi.

(3)	Reference is made to "Security Ownership of Certain
Beneficial Owners" herein for information regarding the shares of Common Stock of the Registrant beneficially owned by William
J. Melfi.

(4)	Included in the number of shares owned by officers and
directors as a group in the table above are 22,500 shares subject to purchase under options.

(c)  Changes in control.  Not applicable.

Item 12.  Certain Relationships and Related Transactions.

(a) Transactions with management and others. The Melfi Family Trust, which is part of the estate of Mr. James J. Melfi, Sr., loaned the Registrant $695,000 in 1991. These funds were used by the Registrant to purchase 20% of the stock in JPL Industries Pte. Ltd., a Singapore company organized in 1991. The terms of the agreement between the Melfi Family Trust and the Registrant call for a five year note at 10% interest, which was prime plus 0.5% at the time of the loan, and a warrant to purchase 60,000 shares of the common stock of the Registrant. In addition, several times during 1991, Ruth Ann Melfi, the wife of the Registrant's former Chairman James J. Melfi, Sr., lent the Registrant working capital. In order to conserve cash the Registrant has not fully repaid this loan. The outstanding balance of the loan at November 30, 1996 was $145,000, interest was paid through November 30, 1996. The interest rate on this loan is 10% per annum. Both of these loans are secured by the stock in JPL Industries, Reserve Minerals Corporation, Reserve Rossborough Corporation, Reserve Rossborough Ventures Corporation and Industrial Mineral Products (Phil), Inc., the Registrant's wholly owned Philippine subsidiary.

One of the Registrant's subsidiaries, L-Bar Products, Inc., which is currently in Chapter 7 bankruptcy liquidation, had a supply arrangement with Northwest Alloys, Inc., to process and market certain waste products from Northwest Alloys' magnesium plant in Addy Washington. Northwest Alloys lent funds to L-Bar for the rehabilitation of L-Bar's Chewelah Washington facility. At November 30, 1996, L-Bar Products owed Northwest Alloys $3.7 million plus accrued interest (before any adjustments related to the bankruptcy).

(b) Pursuant to certain promissory notes to the Registrant, James J. Melfi, Jr., Frank C. Melfi and William J. Melfi have borrowed $93,145, $188,640 and $115,200, receptively.

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

Date   February 14, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and the capacities and on the dates indicated.

 Date   February 14, 1997		              By /s/ James J. Melfi, Jr.
                                 								James J. Melfi, Jr. Director,
                                    					Chairman of the Board


Date   February 14, 1997		               By  /s/ Frank C. Melfi
                                    					Frank C. Melfi, Director and
                                    					President
                                    					(Principal Executive Officer)


Date   February 14, 1997		               By /s/ William J. Melfi
                                     				William J. Melfi,  Director and
                                     				Vice President	Finance and
                                         Administration	(Principal Financial
                                         Officer)

              RESERVE INDUSTRIES CORPORATION
                     EXHIBIT INDEX

Exhibit Number 		Description

 3.l			Articles of Incorporation**
     		August 28, l957

3.2			By-Laws of Reserve Industries Corporation as
    		amended on June 8, l987**

4.1			Loan Agreement with the Key Bank of Puget Sound
  	 	(formerly the Seattle Trust & Savings Bank) dated
   	 	February 28, 1986**
4.2			Amendment No. 4 to the Loan Agreement with the Key
    		Bank of Puget Sound dated June 15, 1987**

4.3			Loan Agreement between Northwest Alloys,Inc. and
    		L-Bar Products 	dated August 2, 1990**

4.4			Stock Purchase Agreement with Northwest Alloys,
    		Inc. dated October 28, 1991**

4.5			Loan Agreement with the Melfi Family Trust dated
    		October 31, 1991**

4.6			Supplemental Security Agreement with the Melfi
    		Family Trust dated January 31, 1994*

4.7			Second Supplemental Security Agreement with the
    		Melfi Family Trust dated May  6, 1996*

9  			Not Applicable

10.1			Sohio Agreement (Settlement)
     		dated September 9, l982**

10.2			Amendment to Employment Agreement,
     		J. J. Melfi, Sr. dated June 20, l978**

10.3			l977 Stock Option Plan**

10.4			Agreement between Central Electricity Generating
     		Board Exploration (Canada) Limited and Registrant
     		dated March 23, 1984**
10.5			Agreement between Cogema and Registrant
     		dated May 17, 1984**

10.6			Agreement between 413418 Ontario Limited and
     		Registrant dated August 31, 1984**

10.7			Agreement to purchase the assets of Industrial
     		Mineral Products, Incorporated dated March 3,1986**

10.8			Agreement with Northwest Allo		dated January 1, 1985**

10.9			Agreement with Meridian Minerals Company date		July 1, 1987**

10.10		Agreement and Plan of Acquisition of Interest of
     		Rossborough Manufacturing Compan		dated August 11, 1987**

10.11		Sales agreement between L-Bar Products,Incorporated and
       La Porte Metal Processing Venture dated September 1, 1987, subject to confidential treatment**

10.12		1987 Incentive Stock Option Plan**

10.13		1987 Nonqualified Stock Option Plan**

10.14		Sales agreement between Rossborough Manufacturing	Company and
       La Porte Metal Processing Venture	dated September 1, 1987,
     		subject to confidential treatment**

10.15		Grinding Joint Venture Agreement between L-Bar	Grinding Corporation
       and La Porte Metal Processing	Company dated September 1, 1987**

10.16		Agreement between L-Bar Canada, Inc. and Norsk	Hydro Canada, Inc.
       dated March 23, 1989**

10.17		Dispute Resolution Agreement between Reserve	Industries Corporation
       and Rossborough et al,	dated October 11, 1993**

10.18		Settlement and Release Agreement between L-Bar	Products, Inc. and
       La Porte Metal Processing	Venture et al, dated September 1, 1993**

11.			Not Applicable

12.			Not Applicable

13.			Not Applicable

16.			Not Applicable

18.			Not Applicable

19.			Not Applicable

21.			List of Subsidiaries*

22.			Not Applicable

23.			Not Applicable

24.			Not Applicable

25.			Not Applicable

28.			Not Applicable

29.			Not Applicable

*	These exhibits are filed electronically with the report.

**	These exhibits were filed as indicated below and are
incorporated herein by this reference thereto:

3.1			1982 10K - Exhibit  3.1
3.2			1987 10K - Exhibit  3.2
4.1			1986 10K - Exhibit  4.1
4.2			1987 10K - Exhibit  4.2
4.3			8K filed August 1990
4.4			1991 10K - Exhibit  4.4
4.5			1992 10K - Exhibit  4.5
10.1		1982 10K - Exhibit 10.1
10.2			1982 10K - Exhibit 10.2
10.3			l976 Proxy Statement
10.4			1984 10K - Exhibit 10.4
10.5			1984 10K - Exhibit 10.5
10.6			1984 10K - Exhibit 10.6
10.7			1986 10k - Exhibit 10.7
10.8			1986 10k - Exhibit 10.8
10.9			1987 10K - Exhibit 10.9
10.10		1987 10K - Exhibit 10.10
10.11		1987 10K - Exhibit 10.11
10.12		1987 10K - Exhibit 10.12
10.12 	1986 Proxy Statement
10.13  1986 Proxy Statement
10.14 	1987 10K - Exhibit 10.14
10.15 	1987 10K - Exhibit 10.15
10.16		1989 10K - Exhibit 10.16
10.17		1993 10KSB -Exhibit 10.17
10.18		1993 10KSB - Exhibit 10.18

           RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                       									Page

Consolidated Balance Sheets - November 30, 1996 and 1995	          1

Consolidated Statements of Income - For the years ended
November 30, 1996 and 1995						                                   2

Consolidated Statements of Stockholders' Investment -   For the
years ended November 30, 1996 and 1995			                          3

Consolidated Statements of Cash Flows - For the years ended
November 30, 1996 and 1995						                                   4

Notes to Consolidated Financial Statements 				                    5-13

All other schedules are omitted as the required information is not applicable or the information is presented in the accompanying consolidated financial statements or related notes.

     					 RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
             						 NOVEMBER 30, 1996 AND 1995
ASSETS						                                     1996	         	1995
CURRENT ASSETS:
 Cash and cash equivalents (Note 2)              $	    15,332	  $	    36,383
 Receivables, less allowance for doubtful
  accounts of $45,582 in 1996 and $45,882
  in 1995                                             202,819      		185,757
  Receivables from affiliates and
   related parties (Note 12)                          464,655      		396,881
  Inventories (Notes 1 and 3)                        		92,573	      	112,551
  Prepaid expenses and deposits		                      28,481       		30,973
                                                 ------------   ------------
     Total current assets	                         			803,860      		762,545

PROPERTY, PLANT AND EQUIPMENT, at
 cost (Notes 1 and 4)	                              3,772,373   	 	3,554,738
 Less accumulated depreciation and depletion      	(1,053,114)      (919,317)
                                                 ------------   ------------
                                             							2,719,259    		2,635,421

INVESTMENT IN UNCONSOLIDATED AFFILIATES (Note 5)    4,864,179	    	4,170,727
ORGANIZATION COSTS, less accumulated amortization
 of $21,460 in 1996 and $20,750 in 1995 (Note 1)         -             		710
GOODWILL, less accumulated amortization of
 $30,000 in 1996 and $29,750 in 1995 (Note 1)            -	             	250
OTHER ASSETS					                                     	55,710		       55,710
                                                 ------------   ------------
     Total assets			                             $ 	8,443,008  	$ 	7,625,363

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
 Short-term debt related party	                  $   	145,000  	$   	145,000
 Short-term debt                                  					47,581       		47,581
 Current portion of long-term debt (Note 10)        	 237,463       	145,005
 Trade accounts payable		                           		267,863	      	450,785
 Deferred obligations to related parties (Note 12)		2,046,358    		1,651,537
 Other current liabilities (Note 9)	                  547,101      		436,448
                                                 ------------   ------------
     Total current liabilities                   			3,291,366    		2,876,356

LONG-TERM DEBT, less current portion (Note 10)      1,183,199	     1,034,634

DISCONTINUED OPERATIONS - L-Bar Products (Note 6)     973,246	      	973,069

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' INVESTMENT:
 Common stock, $1.00 par value. Authorized
  6,000,000 shares, issued and outstanding
  3,203,763 shares in 1996	and 3,157,333
  shares in 1995 (Note 7)	                          3,203,763	     3,157,333
 Additional paid-in capital			                     	7,458,718     	7,458,718
 Accumulated deficit		                            	(7,667,284)   	(7,874,747)
                                                 ------------   ------------
     Total stockholders' investment	               	2,995,197	    	2,741,304
     Total liabilities and
      stockholders' investment                   $ 	8,443,008	  $ 	7,625,363

					 The accompanying notes are an integral part of these consolidated
    	 statements.  The 1996 and 1995 financial information is unaudited.

               RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                				CONSOLIDATED STATEMENTS OF OPERATIONS
        						  FOR THE YEARS ENDED NOVEMBER 30, 1996 AND 1995

                                           						1996	          1995
REVENUES:
 Sales			                                       	$ 	1,525,934  	$ 	1,691,913
 Contract settlement	                                    -	         	344,791
 Investment income		                                  		8,800		         -
 Gains (losses) on sales:
  Marketable securities		                                -		          16,128
  Property and equipment	                               		200	      	(38,552)
 Income (loss) from affiliates:
  Interest income			                                  	28,320       		28,320
  Equity in earnings                             			1,055,106     		(328,492)
  Consulting fees                                  				60,000       		60,000
 Other		                                             		10,032        		4,029
                                                 ------------   ------------
   Total revenues	                             		$	 2,688,392  	$ 	1,778,137

COSTS AND EXPENSES:
 Cost of sales	                                		$ 	1,148,404  	$	 1,336,308
 General and administration		                         895,945	      	889,908
 Interest	                                         			168,652      		131,266
 Depreciation and amortization	                      	217,928		      166,667
 Abandonment			                                       	50,000	        	8,531
                                                 ------------   ------------
    Total costs and expenses	                    $ 	2,480,929  	$ 	2,532,680

Income (loss) from continuing
 operations (Note 6)	                           	$    207,463  	$  	(754,543)

Provision for income taxes (Note 8)	            			      -	      	      -
                                                 ------------   ------------
  Net income (loss)			                           $	   207,463  	$	  (754,543)

EARNINGS (LOSS) PER SHARE:
	 Earnings (loss) from continuing operations	    $      	0.06	  $      (0.24)
  Provision for income tax		                     		      -      		      -
                                                 ------------   ------------
   Net income (loss) per share			                $      	0.06	  $      (0.24)

Weighted Average Number of Shares of Common
 Stock Outstanding                               			3,192,219    		3,152,347

					 The accompanying notes are an integral part of these consolidated
    	 statements.  The 1996 and 1995 financial information is unaudited.

     					 RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
    						 FOR THE YEARS ENDED NOVEMBER 30, 1996 AND 1995
                                   					 								1996         		1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) from continuing operations    $   	207,463  	$  	(754,543)
 Adjustments to reconcile net income from
  continuing operations to net cash provided by
  operating activities:
   Abandonment Canadian assets                           -           		5,780
   Partial abandonment Philippine assets              	50,000           -
   Depreciation and amortization	                    	217,928		      166,667
   Equity in (earnings) loss of affiliates       		(1,055,106)     		328,629
   (Increase) in interest receivable from
    affiliate                                        	(28,320     )		(28,320)
   Cash distribution from affiliates	                 389,974		       59,357
   Changes in assets and liabilities:
    (Increase) in receivables                        	(84,836)    		(172,130)
    (Increase) in inventories	                       	(30,022)	      	(6,857)
    Decrease in other current assets	                  	2,492       		35,446
    (Decrease) increase in trade accounts payable   	(182,922)	      	81,573
    Increase in accrued officer salaries	             394,821	       499,075
    Increase in other current liabilities            	110,653       	109,364
                                                 ------------   ------------
      Total adjustments	                           		(215,338)   		1,078,584

	       Net cash (used) provided by
         operating activities	                   $     (7,875)	 $   	324,041

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures - Net		                    $  	(300,806) 	$  	(703,160)
 Discontinued operations - L-Bar Products                	177      		(19,352)
                                                 ------------   ------------
       Net cash (used) by investing activities   $  	(300,629) 	$   (722,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in common stock issued	                $    	46,430  	$    	10,000
 Increase in short-term debt			                          -	          	47,581
 Increase long-term debt				                          241,023		      354,333
                                                 ------------   ------------
      Net cash provided by financing activities 	$   	287,453	  $   	411,914

 			  Net (decrease) increase in cash and cash
       equivalents                              	$    (21,051)	 $    	13,443

Cash and cash equivalents at the beginning
 of the year	                                          36,383		       22,940
Cash and cash equivalents at the end of the
 year                                           	$    	15,332  	$    	36,383

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for interest	         $    	70,426  	$     38,302
 Common stock issued during the year for interest$    	46,430  	$	      -

					 The accompanying notes are an integral part of these consolidated
    	 statements.  The 1996 and 1995 financial information is unaudited.

     	      RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
     				  CONSOLIDATED STATEMENTS OF STOCKHOLDERS'INVESTMENT
      			 FOR THE YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994

                                        	Common Stock			   Additional
                                   $1 Par Value		          	Paid-In	      	Accumulated
                                   Shares	   	 Amount	     	Capital	      	Deficit		     Total
BALANCES, November 30, 1994		      3,147,333	  $	3,147,333	 $	7,458,718	   $	(7,120,204)	$	3,485,847
Common stock issued during 1995:
 (Note 12) For deferred compensation		10,000	      	10,000		       -	          -        		    10,000
                                   ---------   -----------  -----------    ------------  -----------
  Net loss		                            -		           -		          -	      	   (754,543)	   (754,543)
BALANCES, November 30, 1995	      	3,157,333  	$	3,157,333 	$	7,458,718	   $	(7,874,747)	$	2,741,304
Common stock issued during 1996:
 (Note 12)	For interest	             	46,430      		46,430 		      -	   	          -		        46,430

  Net income		                          -		           -	  	        -		          207,463		    207,463
                                   ---------   -----------  -----------    ------------  -----------
BALANCES, November 30, 1996		      3,203,763	  $	3,203,763 	$	7,458,718	   $	(7,667,284)	$	2,995,197

					 The accompanying notes are an integral part of these consolidated statements.  The 1996, 1995 and 1994 financial information is unaudited.

             RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED NOVEMBER 30, 1996 AND 1995

(l)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Reserve Industries Corporation, a New Mexico corporation, and its wholly owned subsidiaries, Reserve Silica Corporation, Reserve Abrasives Limited, Incorporated, Industrial Mineral Products (Phil.), Inc., Reserve Rossborough Corporation, Reserve Rossborough Ventures Corporation, Reserve Minerals Corporation , Reserve Trisal, Inc., L-Bar Canada Inc., and L-Bar Products Incorporated, (collectively "the Company").

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

	Property, Plant and Equipment

Property, plant and equipment is recorded at cost.
Betterment's, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repair and maintenance costs are expensed. The cost and accumulated depreciation applicable to assets sold or retired are removed from the accounts, and the related gain or loss on disposition is recognized in operations.

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

At November 30, 1996 and 1995, the Company had on deposit in a foreign country $10,177, which is restricted from transfer out of the country to the extent of the foreign subsidiary's retained earnings. Cash transfers out of the foreign country are subject to a withholding tax.

(3)	INVENTORIES:

Inventories consist of the following at November 30:

                                    							      1996    	      1995
Raw materials				                                $        101  	$        101
Finished products				                                  50,255         19,949
Supplies and packaging	                                42,217         92,501
                                                 ------------   ------------
                                           						$     92,573	  $    112,551

(4)	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following at November 30:

                                        							  1996    	      1995
Machinery and equipment		                        $  2,055,530  	$  1,837,895
Mineral properties			                               1,716,843	     1,716,843
                                                 ------------   ------------
                                          						 $  3,772,373  	$  3,554,738

(5)	INVESTMENT IN UNCONSOLIDATED AFFILIATES:

	Rossborough Manufacturing Company and Rossborough Manufacturing Co. L. P.

The Company owns a 50% stock interest in Rossborough Manufacturing Company (Rossborough Co.), through its wholly owned subsidiary, Reserve Rossborough Corporation and a 20% limited partnership interest in Rossborough Manufacturing Co. L.P. (Rossborough L.P.) , through its wholly owned subsidiary, Reserve Rossborough Ventures Corporation. Rossborough Co. is the general partner of and owns 60% of Rossborough L.P. A stock warrant is held by representatives of the former owner to purchase up to 20% of the Rossborough Co. for $2. The warrant expires in October 1998. Rossborough L.P. is in the business of providing products and services to the steel and foundry industries.

Investment in unconsolidated affiliates includes equity in undistributed earnings and long-term interest bearing notes receivable from Rossborough L.P. Such notes receivable amounted to $186,000 and $189,000 and at November 30, 1996 and 1995 the
accrued interest receivable on these notes amounted to $212,125 and $183,805, respectively. Included in the Company's earnings are equity in earnings of affiliates and consulting income and the Company plans to reinvest its undistributed equity earnings in those affiliates. At November 30, 1996 and 1995 the Company had $2,838,692 and $2,181,065 of undistributed earnings of Rossborough Co. and Rossborough L.P. included in retained earnings, respectively. The equity in undistributed earnings of Rossborough Co. and Rossborough L.P. recorded by the Company are based on financial statements audited by independent public accountants.

For the year ended November 30, 1994, Rossborough L.P. changed its method of determining the cost of certain raw material inventory from the first-in, first-out (FIFO) to the last-in, first-out (LIFO) method to more appropriately reflect the inflationary cost increases of certain products. The effect of the change in 1996 and 1995 was to reduce the carrying value of inventory and net income by approximately $19,000 and $1,182,000, respectively. At November 30, 1996 and 1995, 77%
and 71%, respectively, of the inventory is valued using the LIFO method of accounting.

The financial information of Rossborough L.P. is summarized below for the periods ended November 30:

                                       					     1996    	      1995
Net sales				                                    $ 63,216,650  	$ 49,985,951
Gross profit			                                  $  9,735,322  	$  5,882,364
Net partnership Income	                          $  3,210,377  	$   (807,506)

Total current assets		                           $ 17,686,945 	 $ 14,088,484
Fixed and other assets	                             6,601,460      7,012,146
                                                 ------------   ------------
Total assets			                                  $ 24,288,405  	$ 21,100,630

Current liabilities		                            $ 11,445,292  	$  9,638,019
Total long-term liabilities                         5,776,156	     6,593,728
Minority Interest		                                   615,385	          -
Total partnership capital	                          6,451,572 	    4,868,883
                                                 ------------   ------------
Total liabilities and partnership capital	       $ 24,288,405 	 $ 21,100,630

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

On August 31, 1994, L-Bar Products filed a complaint for breach of contract, breach of fiduciary duty, equitable subordination, declaratory relief and recovery of environmental cleanup costs against Northwest Alloys. The complaint was filed in the United States Bankruptcy Court for the Eastern District of Washington. Pre-trial discovery commenced in early 1996 and is expected to be completed in 1997.

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

Summary financial information

The balance sheet of L-Bar Products is summarized below for the periods ended November 30:

                                       					     1996           1995
Current assets	                                		$    412,235  	$    412,449
Plant, Property & Equip, net of depreciation       	6,593,313	     6,593,313
Contractual rights and other assets	                  810,956	       810,956
                                                 ------------   ------------
                                           						$  7,816,504  	$  7,816,718

Current liabilities	                           		$  3,741,972  	$  3,742,009
Long-term debt, less current portion                3,547,778	     3,547,778
Deferred gain on issuance of stock for debt         1,500,000	     1,500,000
                                                 ------------   ------------
                                           						$  8,789,750  	$  8,789,787
Net liability					                               $    973,246	  $    973,069

The operating statement of L-Bar Products is summarized below for the periods ended November 30:

                                    						       1996   	       1995
Revenue			                                      	$       -     	$       -
Cost of sales		 	                                        -            32,620
                                                 ------------   ------------
  Operating loss			                                      -           (32,620)

General and administrative expense	                        37	        66,861
Interest expense (income)			                             -	           (2,731)
Noncash expense	                         				            -              -
                                                 ------------   -------------
                                           						$         37	  $     (96,750)
(7)	STOCK OPTIONS:

The Company has two active stock option plans; the 1987 Incentive Stock Option Plan (1987 ISO Plan) and the 1987 Non qualified Stock Option Plan (1987 Non qualified Plan). The 1987 ISO Plan provides for the issuance of options to key employees to purchase up to 90,000 shares in aggregate of the Company's common stock. Under the 1987 ISO Plan, at November 30, 1996, 33,500 shares were available for granting further options, and options for 56,500 shares were outstanding at $1.00 to $3.25 per share, all of which are exercisable. The 1987 Non qualified Plan provides for the issuance of options to officers and directors, who can not participate in the 1987 ISO Plan, to purchase up to 25,000 shares in aggregate of the Company's common stock. Under the 1987 Non qualified Plan, at November 30, 1996, 3,500 shares were available for granting further options and options for 21,500 shares were outstanding at $1.625 to $3.00 per share, all of which are exercisable. All option plans provide that the option price must be equal to or greater than the market price at the date of grant. No options were exercised under the plans during 1996 and 1995.

(8)	INCOME TAXES:

At November 30, 1996 the Company had net operating loss carryforwards of approximately $6.9 million (net of 5.6 million related to L-Bar Products) which will expire between 1996 and 2006. Certain differences exist between the net operating loss carryforwards available for financial statement purposes and for Federal income tax return purposes due to differing treatments of dividend income, depreciation, exploration and development costs, goodwill and deferred compensation. At November 30, 1996 the Company had investment tax and new jobs tax credit carryforwards of approximately $8,125 which will expire between 1996 and 2001.

Due to losses from continuing operations in 1996 and 1995, there is no tax expense computed for those years. Because of the Company's net operating loss carryforward, the Company did not present the net tax effect of the losses from discontinued operations. For 1996 the taxable book loss is $136,000. The table below shows the composition of the income tax expense (benefit):

                                       						    1996   	       1995
Current federal income tax	                      $      (46.0) 	$    (256.6)
Accrual for wages not yet paid	                         147.0	        186.6
Partnership income in excess of equity income             -            55.0
Accrual for State Income tax                              -	            -
(Reduction) addition to federal
   income tax loss carryforward                        (101.0)	         15.0
                                                  -----------  -------------
                                           					 	$       0.0 	$         6.0

(9)	OTHER CURRENT LIABILITIES:

Other current liabilities consist of the following at November
30:

                                      							    1996    	      1995
Accrued interest                              			$    314,528	  $    238,014
Other current liabilities	                    	       232,573	       198,434
                                                 ------------   ------------
                                           						$    547,101  	$    436,448

(10)	DEBT:

Long-term debt consists of the following at November 30:

                                      					      1996    	      1995
Term loan, due December 31, 1997, with annual
interest payments at 10% secured by the
stock in JPL Industries, Reserve Minerals
Corporation, Reserve Rossborough Corporation,
Reserve Rossborough Ventures Corporation and
Industrial Mineral Products (Phil) see Notes 5
and 12.				                                      $    695,000  	$    695,000

Other notes		                               	          68,399	        15,592
Capital leases                                			$    657,263  	$    469,047
                                                 ------------   ------------
                                           				     1,420,662	     1,179,639
Less current portion	                                 237,463	       145,005
                                                 ------------   ------------
                                             				$  1,183,199	  $  1,034,634

The long-term debt payment schedule consists of the following at November 30, 1996:

                 	1997						                     $    237,463
                  1998						                          917,269
                  1999 or later				                   265,930
                                                 ------------
                                           						$  1,420,662

The net book value of the assets leased pursuant to capital lease arrangements was $676,132 as of November 30, 1996.

(11)	BUSINESS SEGMENTS:

The Company operates in the industrial products and corporate business segments. These business segments are described in
Note 1 under Business Segments. In fiscal year 1996, the Company had three customers in the industrial products segment that accounted for net sales of 53.5% ($833,145) 17.1% ($265,338), and 11.2% ($173,789), respectively. In fiscal year
1995, the Company had two customers in the industrial products segment that accounted for net sales of 56.7% ($959,243) and 18.2% ($307,474), respectively.

Identifiable assets by segment are those assets involved in the operation of the segment. Corporate assets are cash and cash equivalents, security investments, mineral properties, equity investments and other assets.

The following tables summarize the operations, identifiable assets and capital expenditures by industry segment as of November 30:

                                        						   1996           1995
Net sales and revenues:
Industrial Products - Silica sand	               $  1,525,934	  $  1,640,097
Industrial Products - Abrasives/Other                   8,800	       396,608
Corporate				                               	      	   10,232         69,924
Equity in earnings from affiliates                  1,143,426	      (328,492)
                                                 ------------   ------------
                                           						$  2,688,392  	$  1,778,137
Segment operating income:
Industrial Products - Silica sand	               $    377,530  	$    234,068
Industrial Products - Abrasives/Other                   8,800	       430,594
Corporate	                               					         10,232	       105,659
Equity in earnings from affiliates                  1,143,426	      (328,492)
 							                                         ------------   ------------
                                                    1,539,988 	      441,829
Corporate and other expenses:
General and administration	                           895,945	       889,908
Depreciation and amortization - Industrial products   210,394	       158,099
Depreciation and amortization - Corporate               7,534          8,568
Interest expense				                                  168,652	       131,266
Abandonment-Foreign assets                             50,000           -
Other expense				                                        -    	        8,531
                                                 ------------   ------------
                                            						  1,332,526	     1,196,372
Income from continuing operations               	$    207,463  	$   (754,543)

Identifiable assets - Industrial Products        $  2,897,529   $  3,013,871
Identifiable assets - Corporate                     5,545,479	     4,611,492
                                                 ------------   ------------
                                           						$  8,443,008	  $  7,625,363

Capital expenditures - Industrial Products       $    300,806  	$    703,160
Capital expenditures - Corporate	                        -     	        -
                                              			$      300,806	$    703,160

The following table summarizes financial data by geographic area as of November 30:

Sales:
 United States			                               	$  1,525,934  	$  1,640,097
 Far East				                                           8,800	        51,816
                                                 ------------   ------------
                                             				$  1,534,734	  $  1,691,913

Operating profit (loss):
  United States			                               $  1,531,188  	$     11,233
  Far East	                                      			    8,800        397,779
  Canada		                                               -            32,817
                                                 ------------   ------------
                                              			$  1,539,988  	$    441,829
Identifiable Assets:
  United States			                               $  7,196,658   $  5,869,318
  Far East	                                         1,495,297	     1,756,045
  Canada	                                          		      54           -
                                                -------------   ------------
                                             			$   8,692,009	  $  7,625,363

(12)	 COMMITMENTS AND CONTINGENCIES:

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

Amounts due under the plan were accrued, but no payments were made in 1996, 1995, 1993 and 1992 because the Company has been conserving its cash. In 1996 and 1995, the accrued deferred compensation amounted to $199,865 and $114,209, respectively.

	Cash Flow Requirements

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is generating revenues from its continuing operations and the current level of cash flow is sufficient to sustain operations and a portion of its general and administrative expenses. The Company is conserving its cash and has not paid all of the compensation due to the officers and directors and, as described above, has accrued part of the deferred compensation. In 1996 and 1995, the accrued compensation due to the officers and directors amounted to $1,794,781 and $1,490,897, respectively.

During 1991, the Company borrowed $695,000 from the Melfi Family Trust, which is part of the estate of Mr. James J. Melfi, Sr., in order to purchase the equity interest in JPL Industries Pte. Ltd. In order to conserve cash. the Company has not paid all of the interest due on this loan. In 1996 and 1995, the accrued interest on the loan amounted to $305,307 and $233,527, respectively.

The other Melfi family members have loaned working capital to the Company. The Company currently owes $145,000 plus accrued interest on these working capital loans. In 1996 and 1995, the accrued interest on these working capital loans amounted to $14,500 and $46,430, respectively.

Pursuant to promissory notes to the Company, officers have loans amounting to $396,985 and $328,735 in 1996 and 1995, receptively.

	Other

During the normal course of business, the Company has other commitments, lawsuits, claims and contingent liabilities. However, Company management does not expect that any sum it may have to pay in connection with any of these matters would have a materially adverse effect on the consolidated financial position.