Form 10QSB
period 1997-02-28
RESERVE INDUSTRIES CORP /NM/
filed 1997-04-15
CIK 83347

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                    FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

	For the quarterly period ended February 28, 1997

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

Yes      X        No

	State the number of shares of outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 10, 1997 - 3,203,763 shares $1.00 Par Value

                             INDEX


                                                  									 Page No.
PART I.	Financial Information

	Consolidated Balance Sheets
	February 28, 1997 and November 30, 1996	                       1

	Consolidated Statements of Income
	First quarter ended
	February 28, 1997 and 1996		                                   2

	Consolidated Statements of Cash Flows
	First quarter ended
	February 28, 1997 and 1996			                                  3

	Footnotes to Consolidated Financial Statements	                4

	Management's Discussion and Analysis or
	Plan of Operation                                              5

PART II.	Other Information					                                 6

         FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying statements, which should be read in conjunction with the Consolidated Financial Statements included in the November 30, 1996 fiscal year end Annual Report filed on Form 10-KSB, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods, and are subject to audit at the close of the year. However, it is the opinion of the management of the Company that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of such periods have been included.

	The Consolidated Financial Statements prepared for fiscal years 1996, 1995,1994, 1993, 1992 and 1991 were unaudited because the
Company elected to not incur the expense of an audit and to conserve its cash for other corporate requirements.

	In November 1992, the Company determined to discontinue the operations of L-Bar Products Incorporated (L-Bar), a wholly owned subsidiary.

          RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
              FEBRUARY 28, 1997 AND NOVEMBER 30, 1996
                          (UNAUDITED)

ASSETS                                         1997             1996
CURRENT ASSETS:
  Cash and cash equivalents                    $     17,725      $     15,332
  Receivables, less allowance for
   doubtful accounts of $45,582
   in 1997 and 1996                                 180,110           202,819
  Receivables from affiliates and
   related parties                                  494,830           464,655
  Inventories                                        79,875            92,573
  Prepaid expenses and deposits                      22,639            28,481
                                               ------------      ------------
     Total current assets                           795,179           803,860

PROPERTY, PLANT AND EQUIPMENT, at cost            3,770,151         3,772,373
  Less accumulated depreciation
   and depletion                                 (1,095,192)       (1,053,114)
                                               ------------      ------------
                                                  2,674,959         2,719,259

INVESTMENT IN UNCONSOLIDATED AFFILIATES           4,929,370         4,864,179

OTHER ASSETS                                         55,710            55,710
                                               ------------      ------------
                                               $  8,455,218      $  8,443,008

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Short-term debt related party                $    145,000      $    145,000
  Short-term debt                                    47,581            47,581
  Current portion of long-term debt                 236,273           237,463
  Trade accounts payable                            273,530           267,863
  Deferred obligations to related parties         2,123,045         2,046,358
  Other current liabilities                         546,503           547,101
                                               ------------      ------------
     Total current liabilities                    3,371,932         3,291,366

LONG-TERM DEBT, less current portion              1,131,777         1,183,199

DISCONTINUED OPERATIONS  -  L-Bar Product           973,246           973,246

STOCKHOLDERS' INVESTMENT:
  Common stock, $1.00 par value.
   Authorized 6,000,000 shares,
   issued and outstanding 3,203,763 shares
   in 1997 and 1996                               3,203,763         3,203,763
  Additional paid-in capital                      7,458,718         7,458,718
  Accumulated deficit                            (7,684,218)       (7,667,284)
                                               ------------      ------------
     Total stockholders' investment               2,978,263         2,995,197

                                               $  8,455,218      $  8,443,008

      The accompanying notes are an integral part of these consolidated statements. The 1997 and 1996 financial information is unaudited.

            RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE FIRST QUARTER ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                                 (UNAUDITED)

                                                  Three Months Ended
                                               February 28   February 29
                                                   1997         1996
REVENUES:
Sales                                          $    278,277      $    315,219
  Investment income                                   4,720             7,160
  Gains on sales:
    Marketable securities                              -                 -
    Property and equipment                            1,000              -
  Income from affiliates:
    Equity in earnings                              283,480           180,905
    Consulting fees                                  15,000            15,000
  Other                                                  31             8,540
                                               ------------      ------------
      Total revenues                                582,508           526,823

COSTS AND EXPENSES:
  Cost of sales                                     296,070           280,539
  General and administration                        206,959           174,815
  Interest                                           41,211            38,315
  Depreciation and amortization                      55,202            50,540
                                               ------------      ------------
      Total costs and expenses                      599,442           544,209

      Net loss                                 $    (16,934)     $    (17,386)

EARNINGS (LOSS) PER SHARE:
 Income from continuing operations             $      (0.01)     $      (0.01)

  Weighted Average Number of Shares of
   Common Stock Outstanding                        3,203,763         3,157,333

       The accompanying notes are an integral part of these consolidated statements. The 1997 and 1996 financial information is unaudited.

                RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE FIRST QUARTER ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                                    (UNAUDITED)

                                                      Three Months Ended

                                                February 28    February 29
                                                     1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations            $     (16,934)    $    (17,386)
  Adjustments to reconcile net income
   from continuing operations to net
   cash provided by operating activities:
   Depreciation and amortization                      55,202           50,540
   Equity in earnings of affiliates                 (303,200)        (180,905)
   Cash distribution from affiliates                 238,009           34,580
   Changes in assets and liabilities:
    (Increase) in receivables                         (7,466)          (1,397)
    Decrease (increase) in inventories                12,698           (7,535)
    Decrease in other current assets                   5,842            8,790
    Increase (decrease) in trade
     accounts payable                                  5,667          (48,680)
    Increase  in accrued officer
     salaries and directors fees                      76,687           89,285
    (Decrease) increase in other
     current liabilities                                (598)          32,133
                                               -------------     ------------
           Total adjustments                          82,841          (23,189)

    Net cash provided (used) by
     operating activities                             65,907          (40,575)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                 (10,902)          (7,920)
                                               -------------     ------------
      Net cash (used) by investing activities        (10,902)          (7,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in long-term debt                (52,612)          29,900
                                               -------------     ------------
      Net cash (used) provided by
       financing activities                          (52,612)          29,900

      Net increase (decrease) in cash
       and cash equivalents                    $       2,393     $    (18,595)

Cash and cash equivalents at beginning
  of year                                             15,332           36,383
                                               -------------     ------------
Cash and cash equivalents at end
  of the quarter                               $      17,725     $     17,788
                                               =============     ============

      The accompanying notes are an integral part of these consolidated statements. The 1997 and 1996 financial information is unaudited.

Item 2.  Management's Discussion and Analysis or Plan of Operation

     Results of Operations

       		First quarter ended February 29, 1997 compared with the first quarter ended February 29, 1996

	During the first quarter ended February 28, 1997 the Company had a net loss from operations of $16,934 or $0.01 per share as compared to net loss from operations of $17,386 or $0.01 per share for the same period last year.

	The Company's revenues from continuing operations for the first quarter were as $582,508 compared to $526,823 for the same period last year.  The revenues increased because of increase equity earnings which was offset by a decrease in sales.  The general and administration costs increased from last year from
$174,815 to $206,959.   Some of the expenses contained in the
general and administrative costs pertaining to salaries of the officers and deferred compensation have been accrued but not paid as the Company is conserving its cash.

     Liquidity and Capital Resources

         Period from December 1, 1996 to February 28, 1997

	Working capital decreased $89,277 for the three months. The decrease in working capital includes salaries, directors fees, deferred compensation and certain interest charges which have been accrued but not paid. The Company made net capital improvement expenditures of $10,902 during this period.

                            PART II
                       OTHER INFORMATION

Item 1.  Legal Proceedings

	In the matter of the Registrant and L-Bar Products vs Northwest Alloys Inc. the discovery portion of the litigation is proceeding. The Registrant is continuing its review of discovery materials provided by Northwest Alloy's and is awaiting the remainder of the materials, which are to be provided by Northwest Alloys. The discovery process has been delayed and is now scheduled to end in the fall of 1997.

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


Date: April 10, 1997