Form 10QSB
period 1997-05-31
RESERVE INDUSTRIES CORP /NM/
filed 1997-07-14
CIK 83347

U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

	For the quarterly period ended May 31, 1997

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

Yes      X        No

	State the number of shares of outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of July 11, 1997 - 3,203,763 shares $1.00 Par Value

                          INDEX


                                                        Page No.
                                                        --------

PART I.   Financial Information

   Consolidated Balance Sheets
   May 31, 1997 and November 30, 1996                       1

   Consolidated Statements of Income
   Second quarter ended
   May 31, 1997 and 1996                                    2

   Consolidated Statements of Cash Flows
   Second quarter ended
   May 31, 1997 and 1996                                    3

   Footnotes to Consolidated Financial Statements           4

   Management's Discussion and Analysis or
   Plan of Operation                                        5

PART II   Other Information                                 6

           RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
               MAY 31, 1997 AND NOVEMBER 30, 1996
                           (UNAUDITED)

ASSETS			                                        1997			          1996
CURRENT ASSETS:
Cash and cash equivalents		                      $  	 442,762		    $   	15,332
Receivables, less allowance for doubtful
 accounts of $45,582 in 1997 and 1996	                214,633		       	202,819
Receivables from affiliates and related parties	      547,605	       		464,655
Inventories			                                        102,865			        92,573
Prepaid expenses and deposits			                       34,839			        28,481
                                                  -----------     ------------
     Total current assets	                       	 	1,342,704	      	 	803,860

PROPERTY, PLANT AND EQUIPMENT, at cost	             3,761,454	      	3,772,373
Less accumulated depreciation and depletion	       (1,138,010)		    (1,053,114)
                                                  -----------     ------------
                                                    2,623,444		      2,719,259

INVESTMENT IN UNCONSOLIDATED AFFILIATES            	4,486,371	       4,864,179

OTHER ASSETS	                                       		 55,710	        		55,710
                                                 ------------     ------------
                                               		$	 8,508,229    	$ 	8,443,008

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
Short-term debt related party		                  $   	145,000	   	$   	145,000
Short-term debt			                                     47,581		        	47,581
Current portion of long-term debt	                  		223,914			       237,463
Trade accounts payable			                             215,134		       	267,863
Deferred obligations to related parties	           	2,172,800	      	2,046,358
Other current liabilities		                          	589,844		       	547,101
                                                 ------------     ------------
     Total current liabilities	                   		3,394,273	     		3,291,366

LONG-TERM DEBT, less current portion		              1,095,000	       1,183,199

DISCONTINUED OPERATIONS  -  L-Bar Products	           973,246	         973,246

STOCKHOLDERS' INVESTMENT:
Common stock, $1.00 par value. Authorized
 6,000,000 shares, issued and outstanding
 3,203,763 shares in 1997 and 1996               			3,203,763			     3,203,763
Additional paid-in capital			                       7,458,718			     7,458,718
Accumulated deficit			                             (7,616,771)			   (7,667,284)
                                                 ------------     ------------
     Total stockholders' investment	              		3,045,710	     		2,995,197

                                               		$ 	8,508,229		   $ 	8,443,008

						The accompanying notes are an integral part of these consolidated statements.  The 1997 and 1996 financial information is unaudited.

            RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
         			     	CONSOLIDATED STATEMENTS OF INCOME
     FOR THE SECOND QUARTER AND SIX MONTHS ENDED MAY 31, 1997 AND 1996
                             (UNAUDITED)
                        			  	Second Quarter Ended		  Six Months Ended
                          						    MAY 31			              MAY 31
                               			1997		      1996		     1997	      1996
REVENUES:
Sales		                           $ 	456,035	 $ 	476,105	$  734,312	$  791,323
Investment income		                     -	          	252	    		-	         	332
Gain (loss) on sales:
 Property and equipment	                  10		      -			      1,010     		-
Income (loss) from affiliates:
 Interest Income			                      (29)    		7,080	    	4,691		   14,160
 Equity in earnings                 		200,542   	321,781   	484,022	   502,686
 Consulting fees 			                   15,000		   15,000		   30,000   		30,000
Other		                                   	36	      		28	      		67    		8,568
                                  ----------- ---------- ---------- ----------
      Total revenues	                 671,594	   820,246		1,254,102		1,347,069

COSTS AND EXPENSES:
Cost of sales		                       312,922   	296,351   	608,992   	576,890
General and administration	           195,232   	210,372	   402,191	  	385,187
Interest	                             	40,837	   	36,183	  		82,048	  		74,498
Depreciation and amortization	         55,155   		49,936		  110,357	   100,476
                                  ----------- ---------- ---------- ----------
      Total costs and expenses      		604,146   	592,842 	1,203,588	 1,137,051

      Net income (loss)         		$	   67,448	$ 	227,404 $  	50,514	$  210,018

EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$     	0.02	$    	0.07	$	    0.02	    $	0.07

Weighted Average Number of Shares
 of Common Stock Outstanding	       3,203,763	 3,169,004	 3,203,763	 3,169,004

						The accompanying notes are an integral part of these consolidated statements.  The 1997 and 1996 Financial Information is unaudited.

              RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED MAY 31, 1997 AND 1996
                                 (UNAUDITED)
                                              								Six Months Ended
                                       									        			May 31
                                           					 			1997		 	      1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations		      $    	50,514		$    210,018
Adjustments to reconcile net income from continuing
 operations to net cash provided by operating
 activities:
  Depreciation and amortization			                       110,357		    	100,476
  Equity in (earnings) loss of affiliates             		(488,713)	  		(516,846)
  Cash distribution from affiliates		                   	866,521	    		154,980
  Changes in assets and liabilities:
   (Increase) in receivables	                         		(94,764)   			(134,194)
   (Increase) in inventories			                         (10,292)	    		(55,541)
   (Increase) decrease in other current assets	         	(6,358)	     		18,215
   (Decrease) trade accounts payable		                  (52,729)	    		(68,375)
   Increase in accrued officer salaries		               126,442	     		161,439
   Increase in other current liabilities		               47,743		      	46,485
                                                    -----------   ------------
     Total adjustments		                               	498,207    			(293,361)

     Net cash provided (used) by operating
      activities 	                                      548,721	      	(83,343)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures			         Discontinued operations - L-Bar Products			                -		            	177
                                                    -----------   ------------
     Net cash (used) by investing activities		         	(19,543)	    	(204,678)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in common stock issued		                         	-	         		46,430
(Decrease) increase long-term debt		                  	(101,748)    			223,627
                                                    -----------   ------------
    Net cash (used) provided by financing
     activities		                                      (101,748)      	270,057

    Net increase (decrease) in cash and cash
     equivalents                                       	427,430      		(17,964)

Cash and cash equivalents at beginning of year         		15,332		       36,383
Cash and cash equivalents at end of the quarter	    $  	442,762	  $    	18,419

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

Item 2.  Management's Discussion and Analysis or Plan of
Operation

	Results of Operations

    		Second quarter ended May 31, 1997 compared with the second quarter ended May 31, 1996

For the second quarter ended May 31, 1997 the Company had net income from operations of $67,448 or $0.02 per share as compared to net income from operations of $227,404 or $0.07 per share for the same period last year.

The Company's revenues for the second quarter were $671,594 as compared to $820,246 for the same period last year. The revenues decreased because of decreased equity earnings and a small decrease in sales. The general and administration costs
decreased from last year from $210,372 to $195,232.   Some of
the expenses contained in the general and administrative costs pertaining to salaries of the officers and deferred compensation have been accrued but not paid as the Company is conserving its cash.

     		Six months ended May 31, 1997 compared
     		with the six months ended May 31, 1996

For the six months ended May 31, 1997 the Company had net income from operations of $50,514 or $0.02 per share as compared to net income from operations of $210,018 or $0.07 per share for the same period last year.

The Company's revenues for the six months were $1,254,102 as compared to $1,347,069 for the same period last year. The revenues decreased because of decreased equity earnings and a small decrease in sales. The general and administration costs
increased from last year from $385,187 to $402,191.   Some of
the expenses contained in the general and administrative costs pertaining to salaries of the officers and deferred compensation have been accrued but not paid as the Company is conserving its cash.

	Liquidity and Capital Resources

     Period from December 1, 1996 to May 31, 1997

Working capital increased $435,937 for the six months partly as a result of a payment in loans from unconsolidated affiliates. Working capital includes salaries, directors fees, deferred compensation and certain interest charges which have been accrued but not paid. The Company made net capital improvement expenditures of $19,543 during this period.

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

                      						RESERVE INDUSTRIES CORPORATION
                          								   (Registrant)

                             /s/ William J. Melfi
                            ---------------------------------
                    						 William J. Melfi, Vice President Finance
                  						   and Administration
                   						 (Principal Financial and Accounting
                 						    Officer and Authorized Officer)

Date: July 11, 1997