Form 10QSB
period 1997-08-31
RESERVE INDUSTRIES CORP /NM/
filed 1997-10-15
CIK 83347

U. S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
                             FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

 For the quarterly period ended August 31, 1997

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

Yes      X        No

	State the number of shares of outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of October 14, 1997 - 3,203,763 shares $1.00 Par Value

            RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
             			    CONSOLIDATED BALANCE SHEETS
           							AUGUST 31, 1997 AND NOVEMBER 30,1996
                     							(UNAUDITED)
ASSETS			                                   1997		           1996
CURRENT ASSETS:
Cash and cash equivalents		                 $  	756,686	     $   	15,332
Receivables, less allowance for
doubtful accounts of $45,582
in 1997 and 1996                             			208,637	        	202,819
Receivables from affiliates and
 related parties		                             	532,530	         464,655
Inventories			                                  111,399		         92,573
Prepaid expenses and deposits	                 		33,456         		28,481
                                            -----------      -----------
     Total current assets                    	1,642,708	 	       803,860

PROPERTY, PLANT AND EQUIPMENT, at cost       	3,819,564	       3,772,373
Less accumulated depreciation and depletion  (1,193,165)      (1,053,114)
                                            -----------      -----------
                                      						 	2,626,399	 	     2,719,259

INVESTMENT IN UNCONSOLIDATED AFFILIATES	      4,590,323		      4,864,179

OTHER ASSETS		                                    	-		            55,710
			                                         -----------      -----------
		                                          $	8,859,430	     $	8,443,008

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
Short-term debt related party		             $  	145,000	     $  	145,000
Short-term debt			                               47,581	         	47,581
Current portion of long-term debt	            		216,675	         237,463
Trade accounts payable		                       	178,772	        	267,863
Deferred obligations to related parties      	2,225,594      		2,046,358
Other current liabilities		                    	565,237        		547,101
                                            -----------      -----------
     Total current liabilities             			3,378,859		      3,291,366

LONG-TERM DEBT, less current portion         	1,051,621      		1,183,199

DISCONTINUED OPERATIONS  -  L-Bar Products	     973,246         	973,246

STOCKHOLDERS' INVESTMENT:
Common stock, $1.00 par value. Authorized
 6,000,000			shares, issued and outstanding
 3,203,763 shares in 1997 and 1996	         		3,203,763	      	3,203,763
Additional paid-in capital                 			7,458,718	      	7,458,718
Accumulated deficit			                       (7,206,777)    		(7,667,284)
                                            -----------      -----------
     Total stockholders'investment			         3,455,704	      	2,995,197
                                            -----------      -----------
                                         			$	8,859,430	     $	8,443,008

     	The accompanying notes are an integral part of these consolidated statements. The 1997 and 1996 financial information is unaudited.

															RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                 				CONSOLIDATED STATEMENTS OF INCOME
      FOR THE THIRD QUARTER AND NINE MONTHS ENDED AUGUST 31, 1997 AND 1996
                                (UNAUDITED)

                                 Third Quarter Ended	    Nine Months Ended
                                      AUGUST 31              AUGUST 31
                                1997	       1996     	  1997        1996
REVENUES:
Sales                           $   453,547 $   318,149 $	1,187,858	$ 1,109,472
Investment income	                   12,216	     	8,922		    12,216	    	 9,254
Gain on sales:
 Property and equipment		             	-         		-	        	1,010	       -
 StocK                             	408,245       	-      		408,425        -
Income from affiliates:
 Interest Income		                    2,987		     7,412		     7,746     	21,572
 Equity in earnings                	181,638		   332,637  		 665,660     835,323
 Consulting fees                    	15,000    		15,000     	45,000     	45,000
 Other	                              		-	          	(60)     		-        		8,508
                                ----------- ----------- ----------- -----------
     Total revenues               1,073,633	    682,060	  2,327,915	  2,029,129

COSTS AND EXPENSES:
Cost of sales	                      362,477    	316,113   		971,469   		893,003
General and administration          203,750    	196,987    	605,940    	582,174
Interest                           		42,437     	41,104    	124,486   		115,602
Depreciation and amortization       	55,155     	59,050	    165,512     159,526
                                ----------- ----------- ----------- -----------
     Total costs and expenses      	663,819     613,254	  1,867,407	  1,750,305
     Income from
      continuing operations	        409,814      68,806     460,508	    278,824

PROVISON FOR INCOME TAXES	          139,337     	12,202     156,573     	91,991
                                ----------- ----------- ----------- -----------
Income before extraordinary item    270,477	     56,605     303,935	    186,833

EXTRAORDINARY ITEM:
 Reduction of income taxes from
 net operating loss carryforward    139,337	     12,202     156,573     	91,991

     Net income	                $  	409,814	$   	68,806	$  	460,508	$   278,824
                                =========== =========== =========== ===========
EARNINGS PER SHARE:
Income before extraordinary
 item                           $      0.09	$     	0.02	$      0.09	$     	0.06
Extraordinary item                    	0.04		      0.00	      	0.05      		0.03
                                ----------- ----------- ----------- -----------
                               	$     	0.13	$     	0.02	$     	0.14	$     	0.09
                                =========== =========== =========== ===========

Weighted Average Number of
 Shares of Common Stock
 Outstanding                     	3,203,763  	3,180,675  	3,203,763  	3,180,675

     The accompanying notes are an integral part of these consolidated statements. The 1997 and 1996 Financial Information is Unaudited.

             		RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
               				CONSOLIDATED STATEMENTS OF CASH FLOWS
   	 			    		FOR THE NINE MONTHS ENDED AUGUST 31, 1997 AND 1996
                            				(UNAUDITED)

                                                   Nine Months Ended
                                                       August 31
                                                   1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income from continuing operations	            $  	460,508	$   278,823
 Adjustments to reconcile net income from
  continuing operations to net cash
  provided by operating activities:
   Depreciation and amortization	                    		165,512	   	159,526
	  Equity in (earnings) of affiliates	               	(665,660) 		(835,323)
 	 (Increase) in interest receivable
    from affiliate                                       	-	       (21,578)
   Cash distribution from affiliates	                 	939,516	   	245,518
 	 Changes in assets and liabilities:
    (Increase) in  receivables                      			(73,693) 		(143,633)
	   (Increase) in inventories	                       		(18,826)  		(11,918)
	   (Increase) decrease in other current assets        	(4,975)     16,993
    Decrease in other investments                      		55,710	     	-
    (Decrease) trade accounts payable	                		(89,091) 	(138,038)
    Increase in accrued officer salaries               	179,236	  	280,024
  	 Increase in other current liabilities	               18,136	   	94,520
                                                    ----------- -----------
     Total adjustments		                               	505,865		 (353,909)

     Net cash provided (used) by operating
      activities	                                       966,373    (75,086)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                			(72,653)		(167,798)
 Discontinued operations - L-Bar Products                		-	          177
                                                    ----------- ----------
		    Net cash (used) by investing activities          	(72,653) 	(167,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in common stock issued                        			-	      	46,430
	(Decrease) increase long-term debt		                  (152,366)	 	187,774
                                                    ----------- ----------
    	Net cash (used) provided by financing
      activities                                       (152,366)   234,204
   	 Net increase (decrease) in cash and
      cash equivalents		                                741,354		   (8,503)

Cash and cash equivalents at beginning of year	          15,332     36,383
                                                    ----------- ----------
Cash and cash equivalents at end of the quarter     $  	756,686	$  	27,880
                                                    =========== ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for interest	           	$   	60,938	$  	46,892

    The accompanying notes are an integral part of these consolidated statements. The 1997 and 1996 Financial Information is Unaudited

                              INDEX

                                              									 Page No.
                                                        --------

PART I.	Financial Information

	Consolidated Balance Sheets
	August 31, 1997 and November 30, 1996			                     1

	Consolidated Statements of Income
	Third quarter and nine months ended
	August 31, 1997 and 1996			                          		      2

	Consolidated Statements of Cash Flows
	Nine months ended
	August 31, 1997 and 1996			                          		      3

	Footnotes to Consolidated Financial Statement                4

	Management's Discussion and Analysis or
	Plan of Operation						                                      5

PART II.	Other Information			                          		     6

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

  	Results of Operations

     Third quarter ended August 31, 1997 compared with the third quarter ended August 31, 1996

	For the third quarter ended August 31, 1997, the Company had net income from operations of $409,994 or $0.13 per share as compared to net income from operations of $68,806 or $0.02 per share for the same period last year. Included in the net income and earnings per share is an extraordinary item relating to the reduction of taxes from the use of the Company's net operating loss carryforward, which amounted to $139,398 or $0.04 per share and $12,202 or less than $0.01 per share, respectively.

	The Company's revenues for the third quarter were $1,073,813 as compared to $682,060 for the same period last year. The revenues increased as a result of an increase in sales and a gain of $408,245 on a sale of stock.  These increases were
offset by a decrease in equity earnings.  The general and
administration costs were comparable to the same period last
year.   Some of the expenses contained in the general and
administrative costs pertaining to salaries of the officers and deferred compensation have been accrued, but not paid, as the Company is conserving its cash.

     Nine months ended August 31, 1997 compared
   		with the nine months ended August 31, 1996

	For the nine months ended August 31, 1997, the Company had net income from operations of $460,508 or $0.14 per share as compared to net income from operations of $278,824 or $0.09 per share for the same period last year. Included in the net income and earnings per share is an extraordinary item relating to the reduction of taxes from the use of the Company's net operating loss carryforward, which amounted to $156,573 or $0.05 per share and $91,991 or $0.03 per share, respectively.

	The Company's revenues for the nine months were $2,327,915 as compared to $2,029,129 for the same period last year. The revenues increased as a result of an increase in sales and a gain of $408,245 on a sale of stock.  These increases were
offset by a decrease in equity earnings.  The general and
administration costs were comparable to the same period last
year.   Some of the expenses contained in the general and
administrative costs pertaining to salaries of the officers and deferred compensation have been accrued, but not paid, as the Company is conserving its cash.

   Liquidity and Capital Resources

     Period from December 1, 1996 to August 31, 1997

	Working capital increased $751,355 for the nine months partly as a result of a payment in loans from unconsolidated affiliates and the proceeds from the sale of stock. Included in the working capital deficit are liabilities for salaries, directors fees, deferred compensation and certain interest charges which have been accrued but not paid. The Company made net capital improvement expenditures of $72,653 during this period.

                 PART II OTHER INFORMATION

Item 1.  Legal Proceedings

	In the matter of the Registrant and L-Bar Products vs Northwest Alloys Inc., the discovery portion of the litigation is proceeding. The Registrant is continuing its review of discovery materials provided by Northwest Alloy's and is awaiting the remainder of the materials which are to be provided by Northwest Alloys.

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


Date: October 14, 1997