Form 10KSB
period 1997-11-30
RESERVE INDUSTRIES CORP /NM/
filed 1998-02-24
CIK 83347

U. S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                     FORM 10-KSB

 Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

 For the fiscal year ended November 30, 1997

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

  Yes      X        No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, And no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB. X

State the issuer's revenues from continuing operations for its most recent fiscal year. $3.6 million

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of February 19, 1998 $221,462.

State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest practicable
date.  As of February 19, 1998,  3,203,763   $1.00 Par Value

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

               The Registrant mines and processes silica sand, through its wholly owned subsidiary Reserve Silica Corporation (Reserve Silica), located in Ravensdale, Washington, southeast of Seattle,
          .   The mine run sand is extracted from open pit mines located on
          Reserve Silica's land and is transported to an adjacent sand processing plant. The wet plant crushes, washes and separates the clay from the mine run sand and classifies the sand into several products. The wet sand products are marketed to the cement industry and to golf courses for sand traps. The facility also incorporates a drying plant, which further processes the wet sand into a dried silica sand for the glass container industry. Reserve Silica is working to develop other silica sand products to serve other markets. For the past two years, Reserve Silica has been upgrading and replacing the equipment in both the wet plant and drying plant. All of the equipment for the wet plant upgrade was purchased and installed during 1996. The new dust control and air handling equipment to upgrade the drying plant was installed during 1997.

               The Registrant, through its wholly owned subsidiaries Reserve Rossborough Corporation (Reserve Rossborough) and Reserve Rossborough Ventures Corporation (Reserve Rossborough Ventures), owns an equity interest in Rossborough Manufacturing Co. L.P. (Rossborough), of Avon Lake, Ohio. A description of ownership is described in footnote 5 of the notes to the consolidated financial statements. Rossborough provides products and services to the primary steel industry and is a major supplier of magnesium based reagent compounds used to externally desulfurize hot iron metal. External desulfurization of hot metal iron is its primary business segment of the Partnership. Rossborough has a magnesium grinding facility located near Walkerton, Indiana that processes both magnesium ingots and secondary magnesium granules into a size suitable for use in iron desulfurization. The magnesium granules are blended at both Avon Lake and Walkerton with other materials to make the finished desulfurization reagents. Rossborough is one of the three primary suppliers of desulfurization services in North America. It has been working to expand its international operations and is currently operating internationally through joint ventures in Japan, Slovakia and Belgium.






               Rossborough's other business segments include the manufacture of special refractory lances and slag skimmers used in desulfurizing operations; the manufacture of custom desulfurizing reagent injection equipment; the manufacture of molten metal samplers and thermocouples; the exclusive distribution of Bimac Inc. ladle powders and slag conditioning agents; and the distribution of selected other purchased
          products.   Rossborough is certified under ISO 9001 and 9002

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

               JPL is also in the business of selling processed and unprocessed copper slags that are used for abrasive blasting purposes. It has a recycling facility that processes used copper slag abrasives generated by the Singapore ship repairing industry. The plant mechanically and hydraulically separates contaminates from used abrasives. The recycled abrasives are segregated into a coarse size fraction and a fine slag size
          fraction.   The coarse size fraction is combined with new copper
          slag abrasives to make blasting abrasives. The fine slag fraction is used as a raw material in other products such as interlocking concrete pavers and as a partial replacement for sand and aggregates in ready-mix concrete.

               During the fall of 1995, JPL authorized the issuance of S$12.5 million (Singapore dollars) of interest bearing redeemable convertible unsecured loan stocks. All of these convertible loan stocks were subscribed by the first quarter of 1996. The loan was used to finance the second stage of the copper slag processing and recycle facility and to expand the concrete paver plant. If the all of the convertible loans are converted into common stock, the Registrant's interest will be reduced to approximately 7%.

               The Registrant has a number of mineral interests that it deals in the normal course of business and below is description of the properties currently held.

               The Registrant, through its wholly-owned subsidiary Reserve Minerals Corporation (Reserve Minerals), has retained economic interests in three uranium joint ventures located in northern Saskatchewan, Canada. The retained interests in the Waterbury
          Lake Joint Venture and the Dawn Lake Joint Venture are net profit interests of approximately 0.75% and 1.5%, respectively. The

          Registrant owns a 1% royalty on its former 9.063% interest on all minerals produced in the McArthur River Joint Venture. Some or all of the retained net profits and royalty interests may become earning assets in the future.

               The Waterbury Lake Joint Venture includes the Cigar Lake deposit, which contains approximately 1.0 million tons of uranium mineralization at a grade of 14% and an additional 1.1 million tons of uranium mineralization at a grade of 4.5%. This equates to approximately 385 million pounds of uranium concentrate, U3O8. The deposit covers an area of approximately 40 acres. The Cigar Lake Mining Corporation, formed by the Waterbury Lake Joint Venture, has the responsibility of developing the Cigar Lake property. A special underground remote mining and transport method, which surpasses prevailing safety standards, has been developed and successfully tested within the deposit. The venture has made arrangements to have the ore processed at the McClean Lake mill currently under construction and located approximately 60 kilometers from the orebody. In 1995, an environmental impact statement was submitted for review. The report has been review and was tentatively approved subject to certain conditions. Revisions have been submitted. Mining is dependent on the successful completion of the permitting process and the development of favorable markets, which could occur before the end of the century.

               The McArthur River Joint Venture continued exploration work on the uranium deposit discovered in 1988. As a result of underground exploration drilling, the geologic reserves in the property have been increased to 416 million pounds of U3O8 at an average grade of 15% U3O8. The operator of the property has successfully completed the permitting process and has received a construction license in August 1997. Construction is expected to continue until October 1999. The mine would replace production from the Key Lake deposit and the Key Lake processing mill will be used to process the ore.

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

               L-Bar Products Incorporated (L-Bar Products), a wholly-owned subsidiary of the Registrant, operated a magnesium recovery plant located at Chewelah, Washington, north of Spokane. The plant was closed in December 1991. In March 1995 L-Bar
          Products was placed in Chapter 7 liquidation and a trustee was





          appointed. Matters pertaining to the L-Bar Products bankruptcy case are more fully discussed below (reference Item 3. Legal Proceedings).

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

              5. The Registrant acquires the raw materials for the silica sand operation from a silica sand deposit owned by the Registrant and the mine is operated to provide mine run sand as required by operations.

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

               Item 2.  Description of Properties

               (a) Information as to the location of the principal plants is forth under Item l. above. The silica sand mine and processing facility is situated on approximately 340 acres and is owned by Reserve Silica. The mineral property interests are described in the table below.

                           RESERVE INDUSTRIES CORPORATION
                                 MINERAL INTERESTS

                                    Gross         %      Net   Type of
          Location and Mineral      Acres      Interest  Acres Interest
          New Mexico - Uranium
           L-Bar Ranch
           Reserve Tract         57,000      100.00%  57,000(1) Mineral deed
           Exxon Tract           60,000        8.33%   5,000    Royalty
          Other                     552      50-100%     312   Mineral deed
                                117,552               62,312

          Saskatchewan Canada *
            Waterbury Lake Project  234,300 (2)
            Dawn Lake Project       386,800 (2)
            McArthur River Project  211,400 (2)

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

          Item 3.  Legal Proceedings

               (a)  Pending legal proceedings

          Northwest Alloys Inc. vs. Reserve Industries Corporation

               On April 28, 1994, a complaint for monetary and declaratory relief was filed in the United States District Court for the Eastern District of Washington by Northwest Alloys, a wholly owned subsidiary of Alcoa, Inc. against the Registrant.

               The complaint alleges causes of action for monetary and declaratory relief for breach of contract and statutory contribution under the Washington Model Toxics Control Act
          (MTCA). For its breach of contract claim, Northwest Alloys seeks to rely upon an August 2, 1990 guaranty signed by the Registrant, which Northwest Alloys claims guarantees payment of the greater of (i) up to $2,000,000 for environmental cleanup at the Chewelah, Washington site owned and operated by L-Bar Products, or (ii) certain loan funds in excess of $2.5 million, plus interest, related to L-Bar Products' alleged obligation to repay certain loans from Northwest Alloys (estimated by Northwest Alloys to be $1,291,481 plus accrued and accruing interest). For the statutory contribution action under the MTCA, Northwest Alloys seeks contribution for ongoing remedial costs for alleged soil and ground water contamination at the L-Bar Products site in Chewelah, Washington. Contribution is sought from the Registrant for past and present costs incurred, and future costs to be incurred, by Northwest Alloys to address the alleged soil and ground water contamination at the L-Bar Products site.

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

          L-Bar Products, Inc. vs. Northwest Alloys Inc.

               On August 31, 1994, L-Bar Products filed a complaint for breach of contract, breach of fiduciary duty, equitable subordination, declaratory relief and recovery of environmental cleanup costs against Northwest Alloys. The complaint was filed in the United States Bankruptcy Court for the Eastern District of Washington. On October 21, 1994 Northwest Alloys filed a third party claim against the Registrant seeking the same relief as requested in the case described above. On December 30, 1994, the Registrant filed a counterclaim against Northwest Alloys seeking relief similar to that contained in its counterclaim in the case described above. Because the District Court has stayed all proceedings in that action, matters involving claims by and against the Registrant, L-Bar Products and Northwest Alloys are proceeding in the United States District Court for the Eastern District of Washington. Pre-trial discovery has been underway since early 1996 and is expected to be completed in 1998. The
          trial is scheduled to begin in April 1999.   The court has
          required that each party file its estimate of damages, which are subject to further modification. Northwest Alloys has filed a damage claim of approximately $3.4 million for the loan guarantee and $4.8 million for environmental cleanup expenses expended through December 31, 1997. The Registrant has filed a damage claim for approximately $850,000 and L-Bar Products has filed a damage claim in the amount of approximately $22.5 million plus punitive damages. The amount of damages will ultimately be determined by the decision of the Court.

               (b)  Pending governmental legal proceedings

          WDOE Proceedings

               The `Washington Department of Ecology (WDOE) named the Registrant and L-Bar Products as potentially liable persons (PLP) for part of the cleanup related to the Chewelah site. The basis for naming L-Bar Products was its status as site owner/operator. The basis for naming the Registrant is the alleged responsibility of the parent corporation. It is management's opinion that the Registrant was a separate entity from L-Bar Products and is not responsible as a PLP for site contamination.

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

          Item 4.  Submission of Matters to a Vote of Security Holders

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

          (b) Holders. On February 19, 1998, the Registrant had approximately 800 shareholders.

          (c) Dividends. The Registrant has never paid a dividend. There are currently no restrictions or covenants to limit the ability to pay a dividend.

          Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Results of Operations. For the year ended November 30, 1997, the Registrant had revenues of $3,618,847 which resulted in net income of $1,030,682 or $0.28 per share. For the year ended November 30, 1997, the Registrant had revenues of $2,688,392 which resulted in net income of $207,463 or $0.06 per share.

               The revenues in 1997 increased from 1996 as a result of increased equity earnings and a gain on the sale of stock. The sales at the Registrant's silica sand operation decreased by $33,696. The renovation of the sand plant was begun in mid-1995 and the wet plant was completed during 1997. The plant renovation has improved the efficiency of the wet and dry plant. In 1997, approximately $460,000 of the income is attributable to reversal of the LIFO inventory valuation by an affiliate (see footnote 5 of the notes to the consolidated financial statements).

               Liquidity and Capital Resources.  The Registrant's net cash
          (used) provided by operating activities was $1,218,822 and $(7,875) in 1997 and 1996, respectively. The net cash used by investing activities was $373,029 and $300,629 1996 and 1996, respectively. Most of the cash used by investing activities in 1997 and 1996 was for capital improvements to the sand project. The Registrant reduced its debt by $207,219 in 1997 and increased its debt by $287,453 1996.

               The Registrant had working capital deficits of approximately $3.0 million and $2.4 million in 1997 and 1996, respectively. As part of the Registrant's program to conserve cash, part of the salaries due to the officers of the Registrant, all of the deferred compensation due to the deceased chairman's spouse and the part of the interest due on certain loans were accrued but not paid in 1997 and 1996. As of November 30, 1997, these accruals (salaries, deferred compensation and deferred interest) exceeded $1.9 million.

          Item 7.  Financial Statements.

               The following Consolidated Financial Statements of the Registrant and its subsidiaries are filed as a part of the report and are attached:

               Consolidated Balance Sheets as of November 30, 1997 and 1996

               Consolidated Statements of Operations for the Years Ended November 30, 1997 and 1996

               Consolidated Statements of Stockholders' Investment for the Years Ended November 30, 1997 and 1996

               Consolidated Statements of Cash Flows for the Years Ended November 30, 1997 and 1996

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

          Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Because of the Registrant's program to conserve cash, it was not able to retain an independent accountant to audit the financial statements for the fiscal years of 1997, 1996, 1995, 1994, 1993, 1992 and 1991. The Registrant has previously used Arthur Andersen & Co. and may retain them in the future.

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

               James J. Melfi, Jr., age 69, is Chairman of the Board of the Registrant. Mr. Melfi was elected Chairman of the Board in April. 1985, and he was President from December 1975 to December 1985.
          He has been a director of the Registrant since 1970.

               Frank C. Melfi, age 61, is President of the Registrant, a position he has held since December 1985. From 1976 through December 1985, he was Executive Vice President of the Registrant. He has been a director of the Registrant since April 1985.

               William J. Melfi, age 55, is Vice President of Finance and Administration of the Registrant, a position he has held since December 1985. He is also Treasurer of the Registrant, a position he assumed in July 1995. For more than five years prior to 1985, he was manager of operations. He has been a director of the Registrant since January 1993.

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

          (c) Family Relationships. James J. Melfi, Jr., Frank C. Melfi and William J. Melfi are brothers.

          (d)  Involvement in certain legal proceedings.  See Legal
          Proceedings.

               (1) Frank C. Melfi and William J. Melfi were executive officers of L-Bar Products, a wholly owned subsidiary, which in currently in Chapter 7 bankruptcy liquidation as described in Legal Proceedings.

               (2), (3), and (4).  Not applicable.

               Based solely on a review of applicable forms provided to the Registrant, the Registrant believes that the officers, directors and beneficial owners of the Registrant were all in timely compliance with Section 16(a) of the Exchange Act.

          Item 10.  Executive Compensation

          (a) General. The following text and tables provide information on the compensation of the Chief Executive Officer and those officers whose salary and bonus compensation equaled or exceeded $100,000 for the fiscal years ended November 30, 1997, 1996, and 1995.

          (b)  Summary Compensation Table.

                             Summary Compensation Table

                                Annual                   Long-term
                             Compensation              Compensation      All
                                        Other   Restrict                  Other
                                        Annual  Stock   Options/ LTIP    Compen
Name and Principal  Year Salary  Bonus  Compe   Awards   Sars    Payouts sation
Position                   $     $      $       $        #       $       $
Frank C. Melfi      1997 135,000 27,000  752    -        -       -       -
CEO                 1996 135,000 27,000  635    -        -       -       -
                    1995 135,000 27,000  674    -        -       -       -
James J. Melfi,Jr   1997 135,000 27,000  517    -        -       -       -
Chairman            1996 135,000 27,000  520    -        -       -       -
                    1995 135,000 27,000  635    -        -       -       -
William J. Melfi    1997 100,000 20,000 2,385   -        -       -       -
Vice President      1996 100,000 20,000 2,165   -        -       -       -
                    1995 100,000 20,000 1,663   -        -       -       -

               The amounts of salary and bonus stated for Mr. Frank C. Melfi, Mr. James J. Melfi, Jr. and Mr. William J. Melfi represent the amounts due to them and accrued by the Registrant during the year. As part of the Registrant's program to conserve cash, all three individuals accrued part of their annual compensation. Mr. Frank C. Melfi, Mr. James J. Melfi, Jr. and Mr. William J. Melfi were paid $73,992, $66,757 and $67,887, respectively of the annual compensation due them in 1997.

          (c) Option/SAR Grants Table. This table is omitted because there was no activity in the 1997 fiscal year.

          (d) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.

  Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.

                                                              Value of
                                               Number of      Unexercisde
                         Shares               Unexercised    in-the Money
                         Acquired   Value     Options/SARs   Options/SARs
                           on       Realized  at FY-End       at FY-end
      Name              Excercise     ($)     Excercisable    Excercisable/
                          (#)                 Unexcercisable  Unexcercisable
                                              Excer/  Unexcer
    Frank C. Melfi       -           -        7,500 / 0        -
      CEO
   James J. Melfi, Jr    -           -        7,500 / 0        -
      Chairman
   William J. Melfi      -           -        6,500 / 0        -
      Vice President

               The Registrant has two active stock option plans, which are described in footnote 7 of the notes to the consolidated financial statements.

          (e) Long-term Incentive Plans. This table is omitted because the Registrant currently does not have a long-term incentive plan.

          (f) Compensation of Directors. The Registrant did not pay any fees to directors, as such, as it does not have any directors who are not employees of the Registrant.

          (g) Employment Contracts and Termination of Employment, and Change-in-Control Arrangements. N/A.

          (h) Report on Repricing of Options/SARs. During 1997, none of the outstanding Options were repriced.

          Item 11.  Security  Ownership of Certain Beneficial Owners and
          Management.

               (a) Security Ownership of Certain Beneficial Owners. The following tabulation sets forth the number of shares of Common





          Stock held by each person who owned of record, or is known by the Registrant to own beneficially, five percent (5%) or more of the Registrant's Common Stock. Included in the table for certain individuals are the maximum number of shares of the Registrant's Common Stock which might be deemed to be beneficially owned under the rules of the Securities and Exchange Commission by those individuals. The number of shares beneficially owned by those individuals includes shares subject to option to purchase, and the computation of the percentage owned assumes exercise of such options The information is as of February 19, 1998:

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

               (b) Security Ownership of Management. The ownership of Common Stock by officers and directors is set forth in the table below. Included in the table are the maximum number of shares of the Registrant's Common Stock which might be deemed to be beneficially owned under the rules of the Securities and Exchange Commission by each nominee and director and by the officers and the directors of the Registrant as a group. The number of shares beneficially owned by each individual and each group includes shares subject to option to purchase and the computation of the percentage owned assumes exercise of such options. The text below the table sets forth certain information as to the extent to which beneficial ownership consists of the right to acquire the Registrant's Common Stock. The information is as of February 19, 1998.

                                   Amount and Nature of         Percent
          Name and Address         Beneficial Ownership         of Class
          James J. Melfi, Jr. (1)   Direct, Indirect and Option
          Suite 308, 20 first Plaza  287,049                       8.9%
          Albuquerque, New Mexico 87102

          Frank C. Melfi (2)        Direct, Indirect and Option
          Suite 308, 20 First Plaza  299,169                       9.3%
          Albuquerque, New Mexico 87102

          William J. Melfi(3)        Direct, Indirect and Option
          Suite 308 20 First Plaza   168,849                       5.2%
          Albuquerque, New Mexico 87102

          Officers and Directors     Direct, Indirect and Option
          as a group (4)             755,067                      23.2%

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

          (4) Included in the number of shares owned by officers and directors as a group in the table above are 21,500 shares subject to purchase under options.

               (c)  Changes in control.  Not applicable.

          Item 12.  Certain Relationships and Related Transactions.

               (a) Transactions with management and others. The Melfi Family Trust, which is part of the estate of Mr. James J. Melfi, Sr., loaned the Registrant $695,000 in 1991. These funds were used by the Registrant to purchase 20% of the stock in JPL Industries Pte. Ltd., a Singapore company organized in 1991. The terms of the agreement between the Melfi Family Trust and the Registrant call for a five year note at 10% interest, which was prime plus 0.5% at the time of the loan, and a warrant to purchase 60,000 shares of the common stock of the Registrant. In addition, several times during 1991, Ruth Ann Melfi, deceased, the wife of the Registrant's former Chairman James J. Melfi, Sr., lent the Registrant working capital. In order to conserve cash the Registrant has not fully repaid this loan. The outstanding balance of the loan at November 30, 1997 was $145,000, interest was paid through November 30, 1996. The interest rate on this loan is 10% per annum. Both of these loans are secured by the stock in JPL Industries, Reserve Minerals Corporation, Reserve Rossborough Corporation, Reserve Rossborough Ventures Corporation and Industrial Mineral Products (Phil), Inc., the Registrant's wholly owned Philippine subsidiary.

               One of the Registrant's subsidiaries, L-Bar Products, Inc., which is currently in Chapter 7 bankruptcy liquidation, had a supply arrangement with Northwest Alloys, Inc., to process and market certain waste products from Northwest Alloys' magnesium plant in Addy Washington. Northwest Alloys lent funds to L-Bar for the rehabilitation of L-Bar's Chewelah Washington facility. At November 30, 1997, L-Bar Products owed Northwest Alloys $3.7 million plus accrued interest (before any adjustments related to the bankruptcy).

               (b) Pursuant to certain promissory notes to the Registrant, James J. Melfi, Jr., Frank C. Melfi and William J. Melfi have borrowed $102,745, $214,640 and $131,900, respectively.

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

                           RESERVE INDUSTRIES CORPORATION
                                    (Registrant)

          By     /s/  William J. Melfi
             ---------------------------
              William J. Melfi, Vice President Finance and Administration (Principal Financial Officer)

          Date   February 19, 1998

               In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and the capacities and on the dates indicated.

          Date   February 19, 1998  By   /s/ James J. Melfi, Jr.
                                      ---------------------------
                                         James J. Melfi, Jr. Director,
                                         Chairman of the Board

          Date   February 19, 1998 By    /s/ Frank C. Melfi
                                     --------------------------------
                                     Frank C. Melfi, Director and President
                                     (Principal Executive Officer)


          Date   February 19, 1998 By     /s/ William J. Melfi
                                     --------------------------------
                                    William J. Melfi,  Director and Vice
                                    President Finance and Administration
                                    (Principal Financial Officer)

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


          3.l            Articles of Incorporation**
                         August 28, l957

          3.2 By-Laws of Reserve Industries Corporation as amended on June 8, l987**

          4.1 Loan Agreement with the Key Bank of Puget Sound (formerly the Seattle Trust & Savings Bank) dated February 28, 1986**

          4.2 Amendment No. 4 to the Loan Agreement with the Key Bank of Puget Sound dated June 15, 1987**

          4.3 Loan Agreement between Northwest Alloys, Inc. and L-Bar Products dated August 2, 1990**

          4.4 Stock Purchase Agreement with Northwest Alloys, Inc. dated October 28, 1991**

          4.5            Loan Agreement with the Melfi Family Trust dated
                         October 31, 1991**

          4.6 Supplemental Security Agreement with the Melfi Family Trust dated January 31, 1994**

          4.7 Second Supplemental Security Agreement with the Melfi Family Trust dated May 6, 1996**

          9              Not Applicable

          10.1           Sohio Agreement (Settlement) dated September 9,l982**

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

          10.3           l977 Stock Option Plan**

          10.4 Agreement between Central Electricity Generating Board Exploration (Canada) Limited and Registrant dated March 23, 1984**

          10.5           Agreement between Cogema and Registrant dated
                         May 17, 1984**

          10.6 Agreement between 413418 Ontario Limited and Registrant dated August 31, 1984**

          10.7 Agreement to purchase the assets of Industrial Mineral Products, Incorporated dated March 3, 1986**

          10.8           Agreement with Northwest Alloys dated January 1,1985**

          10.9           Agreement with Meridian Minerals Company dated
                         July 1, 1987**

          10.10 Agreement and Plan of Acquisition of Interest of Rossborough Manufacturing Company dated
                         August 11, 1987**

          10.11 Sales agreement between L-Bar Product, Incorporated and La Porte Metal Processing Venture dated
                         September 1, 1987, subject to confidential treatment**

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

          **   These exhibits were filed as indicated below and are
          incorporated herein by this reference thereto:

          3.1            1982 10K - Exhibit  3.1
          3.2            1987 10K - Exhibit  3.2
          4.1            1986 10K - Exhibit  4.1
          4.2            1987 10K - Exhibit  4.2
          4.3            8K filed August 1990
          4.4            1991 10K - Exhibit  4.4
          4.5            1992 10K - Exhibit  4.5
          10.1           1982 10K - Exhibit 10.6
          10.2           1982 10K - Exhibit 10.7
          10.3           l976 Proxy Statement
          10.4           1984 10K - Exhibit 10.13
          10.5           1984 10K - Exhibit 10.14
          10.6           1984 10K - Exhibit 10.15
          10.7           1986 10k - Exhibit 10.7
          10.8           1986 10k - Exhibit 10.8
          10.9           1987 10K - Exhibit 10.9
          10.10          1987 10K - Exhibit 10.10
          10.11          1987 10K - Exhibit 10.11
          10.12          1987 10K - Exhibit 10.12
          10.12          1986 Proxy Statement
          10.13          1986 Proxy Statement
          10.14          1987 10K - Exhibit 10.14
          10.15          1987 10K - Exhibit 10.15
          10.16          1989 10K - Exhibit 10.16
          10.17          1993 10KSB - Exhibit 10.17
          10.18          1993 10KSB - Exhibit 10.18

                   RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                                     Page

          Consolidated Balance Sheets - November 30, 1997 and 1996     1

          Consolidated Statements of Income - For the years ended
             November 30, 1997 and 1996                                2

          Consolidated Statements of Stockholders' Investment -
            For the years ended November 30, 1997 and 1996             3

          Consolidated Statements of Cash Flows - For the years ended
            November 30, 1997 and 1996                                 4

          Notes to Consolidated Financial Statements                5-13

          All other schedules are omitted as the required information is not applicable or the information is presented in the accompanying consolidated financial statements or related notes.

                RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           NOVEMBER 30, 1997 AND 1996

ASSETS                                            1997          1996
CURRENT ASSETS:
Cash and cash equivalents (Note 2)                $   653,906   $    15,332
Receivables, less allowance for doubtful
accounts of $46,332 in 1997 and $45,582 in 1996       159,751       202,819
Receivables from affiliates and
 related parties (Note 12)                            516,430       464,655
Inventories (Notes 1 and 3)                            99,493        92,573
Prepaid expenses and deposits                          28,048        28,481
                                                  -----------   -----------
     Total current assets                           1,457,628       803,860

PROPERTY, PLANT AND EQUIPMENT,
at cost (Notes 1 and 4)                             4,119,171      3,772,373
Less accumulated depreciation and depletion        (1,252,112)    (1,053,114)
                                                  -----------   ------------
                                                    2,867,059      2,719,259

INVESTMENT IN UNCONSOLIDATED AFFILIATES (Note 5)    5,377,316      4,864,179
OTHER ASSETS                                             -            55,710
                                                  -----------   ------------
     Total assets                                 $ 9,702,003   $  8,443,008

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
Short-term debt related party                     $   145,000   $    145,000
Short-term debt                                        47,581         47,581
Current portion of long-term debt (Note 10)           943,979        237,463
Trade accounts payable                                396,985        267,863
Deferred obligations to related parties (Note 12)   2,340,310      2,046,358
Other current liabilities (Note 9)                    593,560        547,101
                                                  -----------   ------------
     Total current liabilities                      4,467,415      3,291,366

LONG-TERM DEBT, less current portion (Note 10)        269,464      1,183,199
DISCONTINUED OPERATIONS - L-Bar Products (Note 6)     973,246        973,246

STOCKHOLDERS' INVESTMENT:
Common stock,$1.00 par value. Authorized
 6,000,000 shares, issued and outstanding
 3,203,763 shares in 1997 and 1996 (Note 7)         3,203,763      3,203,763
Additional paid-in capital                          7,458,718      7,458,718
Accumulated deficit                                (6,670,603)    (7,667,284)
                                                  -----------   ------------
    Total stockholders' investment                  3,991,878      2,995,197

Total liabilities and stockholders' investment    $ 9,702,003   $  8,443,008

          The accompanying notes are an integral part of these consolidated statements. The 1997 and 1996 financial information is unaudited.

                 RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED NOVEMBER 30, 1997 AND 1996

                                                    1997            1996
REVENUES:
Sales                                            $ 1,492,238    $ 1,525,934
Investment income                                     12,396          8,800
Gain on sales:
  Stock                                              408,245           -
  Property and equipment                               1,510            200
Income from affiliates:
  Interest income                                     18,827         28,320
  Equity in earnings                               1,625,515      1,055,106
  Consulting fees                                     60,000         60,000
Other                                                    116         10,032
                                                 -----------    -----------
  Total revenues                                   3,618,847      2,688,392

COSTS AND EXPENSES:
Cost of sales                                      1,310,268      1,148,404
General and administration                           891,396        895,945
Interest                                             161,272        168,652
Depreciation and amortization                        225,229        217,928
Abandonment                                             -            50,000
                                                 -----------    -----------
    Total costs and expenses                       2,588,165      2,480,929

  Income from continuing operations (Note 6)       1,030,682        207,463

PROVISION FOR INCOME TAXES:                          130,000           -
  Income before extraordinary item                   900,682        207,463

EXTRAORDINARY ITEM:
  Reduction of income taxes from net operating
   loss carryforward                                 96,000            -
                                                -----------    -----------
     Net income                                 $   996,682    $   207,463

EARNINGS PER SHARE:
  Income before extraordinary item              $      0.28    $      0.06
  Extraordinary item                                   0.04            -
                                                -----------    -----------
     Net income per share                       $      0.31    $      0.06

Weighted Average Number of Shares of
 Common Stock Outstanding                         3,203,763      3,192,219

          The accompanying notes are an integral part of these consolidated statements. The 1997 and 1996 financial information is unaudited.

          RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED NOVEMBER 30, 1997 AND 1996
                                                      1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income from continuing operations            $   996,682  $   207,463
 Adjustments to reconcile net income from
  continuing operations to net cash provided by
  operating activities:
   Partial abandonment Philippine assets                 -          50,000
   Depreciation and amortization                      225,229      217,928
   Equity in (earnings) of affiliates              (1,625,515)  (1,055,106)
   (Increase) in interest receivable from affiliate      -         (28,320)
   Cash distribution from affiliates                1,112,377      389,974
   Changes in assets and liabilities:
    (Increase) in receivables                          (8,707)     (84,836)
    (Increase) in inventories                          (6,920)     (30,022)
    Decrease in other current assets                      433        2,492
    Decrease in other investment                       55,710         -
    Increase (decrease) in trade accounts payable     129,122     (182,922)
    Increase in accrued officer salaries              293,952      394,821
    Increase in other current liabilities              46,459      110,653
                                                  -----------  -----------
     Total adjustments                                222,140     (215,338)

Net cash provided (used) by operating activities  $ 1,218,822  $    (7,875)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures - Net                       $  (373,029) $ ( 300,806)
 Discontinued operations -L-Bar Products                 -             177
                                                  -----------  -----------
     Net cash (used) by investing activities      $  (373,029) $  (300,629)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in common stock issued                  $      -     $    46,430
 (Decrease) increase in long-term debt               (207,219)     241,023
                                                  -----------  -----------
    Net cash (used) provided by
     financing activities                         $  (207,219)  $  287,453

    Net increase (decrease) in cash
     and cash equivalents                         $   638,574   $  (21,051)

Cash and cash equivalents at the
 beginning of the year                                 15,332       36,383

Cash and cash equivalents at the
 end of the year                                  $   653,906   $   15,332

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for interest           $    61,662   $   70,426
 Common stock issued during the year for interest $      -      $   46,430

    The accompanying notes are an integral part of these consolidated statements. The 1997 and 1996 financial information is unaudited.

         RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
         FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

                                Common Stock            Additional
                               $1 Par Value               Paid-In   Accumulated
                                Shares      Amount        Capital    Deficit     Total
BALANCES: November 30, 1995    3,157,333  $ 3,157,333  $ 7,458,718  $ (7,874,747  $ 2,741,304
Common stock issued during
 1996:  (Note 12)
 For deferred compensation       46,430        46,430         -             -            -
 Net income                        -             -            -          207,463      207,463

BALANCES: November 30, 1996    3,203,763  $ 3,203,763  $ 7,458,718  $ (7,667,284) $ 2,995,197

Common stock issued
 during 1997:  (Note 12)            -            -            -             -            -

 Net income                        -             -            -          996,682      996,682
BALANCES: November 30, 1997   3,203,763   $ 3,203,763  $ 7,458,718  $ (6,670,602) $ 3,991,879

     The accompanying notes are an integral part of these consolidated statements. The 1997, 1996 and 1995 financial information is unaudited.

                   RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED NOVEMBER 30, 1997 AND 1996

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

          (2)  CASH AND CASH EQUIVALENTS:

          At November 30, 1997 and 1996, the Company had on deposit in a foreign country $10,177, which is restricted from transfer out of the country to the extent of the foreign subsidiary's retained earnings. Cash transfers out of the foreign country are subject to a withholding tax.

          (3)  INVENTORIES:

          Inventories consist of the following at November 30:

                                                   1997              1996
            Raw materials                      $      101       $      101
            Finished products                      62,327           50,255
            Supplies and packaging                 37,065           42,217
                                               ----------       ----------
                                               $   99,493       $   92,573

          (4)  PROPERTY, PLANT AND EQUIPMENT:

          Property, plant and equipment consist of the following a November 30:

                                                   1997             1996

           Machinery and equipment            $ 2,212,769      $ 2,055,530
           Mineral properties                   1,906,402        1,716,843
                                              -----------      -----------
                                              $ 4,119,171      $ 3,772,373

          (5)  INVESTMENT IN UNCONSOLIDATED AFFILIATES:

               Rossborough Manufacturing Company and Rossborough Manufacturing Co. L. P. The Company owns a 40% stock interest in Rossborough Manufacturing Company (Rossborough Co.), through its wholly owned subsidiary, Reserve Rossborough Corporation and a 20% limited partnership interest in Rossborough Manufacturing Co. L.P. (Rossborough L.P.) , through its wholly owned subsidiary, Reserve Rossborough Ventures Corporation. Rossborough Co. is the general partner of and owns 60% of Rossborough L.P. Rossborough L.P. is in the business of providing products and services to the steel and foundry industries.

          Investment in unconsolidated affiliates includes equity in undistributed earnings and long-term interest bearing notes receivable from Rossborough L.P. Such notes receivable, which were paid in 1997, amounted to $186,000 and $189,000 at November 30, 1996 and the accrued interest receivable on these notes amounted to $212,125. Included in the Company's earnings are equity in earnings of affiliates and consulting income and the Company plans to reinvest its undistributed equity earnings in those affiliates. At November 30, 1997 and 1996 the Company had $3,359,537 and $2,838,692 of undistributed earnings of Rossborough Co. and Rossborough L.P. included in retained earnings, respectively. The equity in undistributed earnings of Rossborough Co. and Rossborough L.P. recorded by the Company are based on financial statements audited by independent public accountants.

          For the year ended November 30, 1994, Rossborough L.P. changed its method of determining the cost of certain raw material inventory from the first-in, first-out (FIFO) to the last-in, first-out (LIFO) method to more appropriately reflect the inflationary cost increases of certain products. The effect of the change in 1997 and 1996 was to increase (reduce) the carrying value of inventory and net income by approximately $1,045,000 and ($19,000), respectively. At November 30, 1997 and 1996, 78% and 77%, respectively, of the inventory is valued using the LIFO method of accounting.

          The financial information of Rossborough L.P. is summarized below for the periods ended November 30:

                                                   1997           1996

            Net sales                        $ 56,072,769     $ 63,216,650
            Gross profit                     $ 10,722,902     $  9,735,322
                                             ------------     ------------
            Net partnership Income           $  3,672,875     $  3,210,377

            Total current assets             $ 20,282,759     $ 17,686,945
            Fixed and other assets              6,147,480        6,601,460
                                             ------------     ------------
            Total assets                     $ 26,430,439     $ 24,288,405

            Current liabilities              $ 11,425,644     $ 11,445,292
            Total long-term liabilities         6,030,289        5,776,156
            Minority Interest                     865,468          615,385
            Total partnership capital           8,109,038        6,451,572
                                             ------------     ------------
            Total liabilities and
             partnership capital            $  26,430,439     $ 24,288,405

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

          On August 31, 1994, L-Bar Products filed a complaint for breach of contract, breach of fiduciary duty, equitable subordination, declaratory relief and recovery of environmental cleanup costs against Northwest Alloys. The complaint was filed in the United States Bankruptcy Court for the Eastern District of Washington. Pre-trial discovery commenced in early 1996 and is expected to be completed in 1998.

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

               Summary financial information

          The balance sheet of L-Bar Products is summarized below for the periods ended November 30:

                                                      1997         1996

          Current assets                          $   454,194   $   412,235
          Plant, Property & Equip,
           net of depreciation                      6,082,181     6,593,313
          Contractual rights and other assets         810,956       810,956
                                                  -----------   -----------
                                                  $ 7,347,331   $ 7,816,504

          Current liabilities                     $ 3,342,770   $ 3,741,972
          Long-term debt, less current portion 3,477,807 3,547,778 Deferred gain on issuance of
           stock for debt                           1,500,000     1,500,000
                                                  -----------   -----------
                                                  $ 8,320,577   $ 8,789,750

          Net liability                           $   973,246   $   973,246
                                                  ===========   ===========
          (7)  STOCK OPTIONS:

          The Company has two active stock option plans; the 1987 Incentive Stock Option Plan (1987 ISO Plan) and the 1987 Non qualified Stock Option Plan (1987 Non qualified Plan). The 1987 ISO Plan provides for the issuance of options to key employees to purchase up to 90,000 shares in aggregate of the Company's common stock. Under the 1987 ISO Plan options for 55,500 shares were outstanding at $1.00 to $3.25 per share, all of which are exercisable. The 1987 Non qualified Plan provides for the issuance of options to officers and directors, who can not participate in the 1987 ISO Plan, to purchase up to 25,000 shares in aggregate of the Company's common stock. Under the 1987 Non qualified Plan, at November 30, 1997, options for 21,500 shares were outstanding at $1.625 to $3.00 per share, all of which are exercisable. All option plans provide that the option price must be equal to or greater than the market price at the date of grant. No options were exercised under the plans during 1997 and 1996.

          (8)  INCOME TAXES:

          At November 30, 1997 the Company had net operating loss carryforwards of approximately $4.4 million (net of $6.1 million related to L-Bar Products) which will expire between 2000 and 2012. Certain differences exist between the net operating loss carryforwards available for financial statement purposes and for Federal income tax return purposes due to differing treatments of dividend income, depreciation, exploration and development costs, goodwill and deferred compensation. At November 30, 1997 the Company had investment tax and new jobs tax credit carryforwards of approximately $8,125 which will expire between 1996 and 2001.

          Due to losses from continuing operations in 1996, there is no tax expense computed for that year. Because of the Company's net operating loss carryforward, the Company did not present the net tax effect of the losses from discontinued operations. Due to timing differences, the taxable income for 1997 is approximately $314,000. The table below shows the composition of the income tax expense (benefit):

                                                        1997        1996
          Current federal income tax                $  (18.0)     $  (46.0)
          Accrual for wages not yet paid               114.0         147.0
          Partnership income in excess of
           equity income                                  -             -
          Accrual for State Income tax                  34.0            -
          (Reduction) addition to federal
           income tax loss carryforward                (96.0)       (101.0)
                                                   ---------      --------
                                                   $    34.0      $    0

          (9)  OTHER CURRENT LIABILITIES:

          Other current liabilities consist of the following at November 30:

                                                        1997         1996

          Accrued interest                         $   380,882   $   314,528
          Other current liabilities                    579,101       232,573
                                                   -----------   -----------
                                                   $   959,986   $   547,101

          (10) DEBT:

          Long-term debt consists of the following at November 30:

                                                        1997         1996

          Term loan, due December 31, 1997, with annual
          interest payments at 10% secured by the stock in
          JPL Industries, Reserve Minerals Corporation,
          Reserve Rossborough Corporation, Reserve Rossborough
          Ventures Corporation and Industrial Mineral Products (Phil)
          see Notes 5 and 12.                       $   695,000   $   695,000

          Other notes                                   119,218        68,399
          Capital leases                            $   399,225   $   657,263
                                                    -----------   -----------
                                                      1,213,443     1,420,662
          Less current portion                          943,979       237,463
                                                    -----------   -----------
                                                    $   269,464   $ 1,183,199

          The long-term debt payment schedule consists of the following at November 30, 1997:

               1998                                 $   943,979
               1999                                     205,795
               2000 or later                             63,669
                                                    -----------
                                                    $ 1,213,443

          The net book value of the assets leased pursuant to capital lease arrangements was $520,931 as of November 30, 1997.

          (11) BUSINESS SEGMENTS:

          The Company operates in the industrial products and corporate business segments. These business segments are described in Note 1 under Business Segments. In fiscal year 1997, the Company had three customers in the industrial products segment that accounted for net sales of 57.9% ($887,036) and 18.2% ($279,572), respectively. In fiscal year 1996, the Company had three customers in the industrial products segment that accounted for net sales of 53.5% ($833,145) 17.1% ($265,338), and 11.2%
          ($173,789), respectively.

          Identifiable assets by segment are those assets involved in the operation of the segment. Corporate assets are cash and cash equivalents, security investments, mineral properties, equity investments and other assets.

          The following tables summarize the operations, identifiable assets and capital expenditures by industry segment as of November 30:
                                                          1997       1996

          Net sales and revenues:
          Industrial Products - Silica sand          $ 1,492,238   $ 1,525,934
          Industrial Products - Abrasives/Other           12,396         8,800
          Corporate                                      428,698        10,232
          Equity in earnings from affiliates           1,685,515     1,143,426
                                                     -----------   -----------
                                                     $ 3,618,847   $ 2,688,392
          Segment operating income:
          Industrial Products - Silica sand          $   181,549   $   377,530
          Industrial Products - Abrasives/Other           12,396         8,800
          Corporate                                      429,119        10,232
           Equity in earnings from affiliates          1,685,515     1,143,426
                                                     -----------   -----------
                                                       2,308,579     1,539,988
          Corporate and other expenses:
           General and administration                    891,396       895,945
           Depreciation and amortization
            - Industrial products                        215,659       210,394
           Depreciation and amortization - Corporate       9,570         7,534
           Interest expense                              161,272       168,652
           Abandonment-Foreign assets                       -           50,000
                                                     -----------   -----------
                                                       1,277,897     1,332,526
          Income from continuing operations          $ 1,030,682   $   207,463

          Identifiable assets - Industrial Products  $ 2,701,224   $ 2,897,529
          Identifiable assets - Corporate              7,000,779     5,545,479
                                                     -----------   -----------
                                                     $ 9,702,003   $ 8,443,008

          Capital expenditures - Industrial Products $   373,029   $   300,806
          Capital expenditures - Corporate                  -             -
                                                     -----------   -----------
                                                     $   373,029   $   300,806

          The following table summarizes financial data by geographic area as of November 30:

          Sales:
            United States                            $ 1,492,238   $ 1,525,934
            Far East                                      12,396         8,800
                                                     -----------   -----------
                                                     $ 1,504,634   $ 1,534,734
          Operating profit (loss):
            United States                            $ 2,296,183   $ 1,531,188
            Far East                                      12.396         8,800
                                                     -----------   -----------
                                                     $ 2,308,579   $ 1,539,988
          Identifiable Assets:
            United States                            $ 8,206,706   $ 7,196,658
            Far East                                   1,495,297     1,495,297
                                                     -----------   -----------
                                                     $ 9,702,003   $ 8,692,009

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

               Northwest Alloys Inc. vs. Reserve Industries Corporation

          On April 28, 1994, a complaint for monetary and declaratory relief was filed in the United States District Court for the Eastern District of Washington by Northwest Alloys, a wholly owned subsidiary of Alcoa Inc., against the Company.

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

          A further description of the litigation is contained in Item 3 of the Company's annual report 10KSB.

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

          Amounts due under the plan were accrued, but no payments were made in 1997, 1996, 1995, 1993 and 1992 because the Company has been conserving its cash. In 1997 and 1996, the accrued deferred compensation amounted to $285,521 and $199,865, respectively. Subsequent, to the year end the recipient died and the plan was terminated as of January 16, 1998.

               Cash Flow Requirements

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is generating revenues from its continuing operations and the current level of cash flow is sufficient to sustain operations and a portion of its general and administrative expenses. The Company is conserving its cash and has not paid all of the compensation due to the officers and directors and, as described above, has accrued part of the deferred compensation. In 1997 and 1996, the accrued compensation due to the officers and directors amounted to $2,011,899 and $1,794,781, respectively.

          During 1991, the Company borrowed $695,000 from the Melfi Family Trust, which is part of the estate of Mr. James J. Melfi, Sr., in order to purchase the equity interest in JPL Industries Pte. Ltd. In order to conserve cash. the Company has not paid all of the interest due on this loan. In 1997 and 1996, the accrued interest on the loan amounted to $377,087 and $305,307, respectively.

          The other Melfi family members have loaned working capital to the Company. The Company currently owes $145,000 plus accrued interest on these working capital loans. In 1997 and 1996, the accrued interest on these working capital loans amounted to $29,000 and $14,500, respectively.

          Pursuant to promissory notes to the Company, officers have loans amounting to $449,285 and $396,985 in 1997 and 1996, respectively.

               Other

          During the normal course of business, the Company has other commitments, lawsuits, claims and contingent liabilities.
          However, Company management does not expect that any sum it may have to pay in connection with any of these matters would have a materially adverse effect on the consolidated financial position.