Form 10QSB
period 1998-02-28
RESERVE INDUSTRIES CORP /NM/
filed 1998-04-15
CIK 83347

U. S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

	For the quarterly period ended February 28, 1998
	Commission file number 0-3492

                        RESERVE INDUSTRIES CORPORATION
                ----------------------------------------------
                (Name of Small Business Issuer in its charter)

               NEW MEXICO                              85-0128783
    -------------------------------       -----------------------------------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    Incorporation or Organization)

    20 First Plaza, Suite 308, Albuquerque, New Mexico          87102
    --------------------------------------------------       ----------
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

Yes      X        No

	State the number of shares of outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 14, 1998 - 3,203,763 shares $1.00 Par Value

                              INDEX


                                            									 Page No.

PART I.	Financial Information

     Consolidated Balance Sheets
     February 28, 1998 and November 30, 1997               1

     Consolidated Statements of Income
     First quarter ended
     February 28, 1998 and 1997                            2

     Consolidated Statements of Cash Flows
     First quarter ended
     February 28, 1998 and 1997                            3


     Footnotes to Consolidated Financial Statements        4

     Management's Discussion and Analysis or
      Plan of Operation                                    5

PART II.	Other Information                                 6

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

	The Consolidated Financial Statements prepared for fiscal years 1997, 1996, 1995,1994, 1993, 1992 and 1991 were unaudited because the Company elected to not incur the expense of an audit and to conserve its cash for other corporate requirements.

	In November 1992, the Company determined to discontinue the operations of L-Bar Products Incorporated (L-Bar), a wholly owned subsidiary.

           RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
               FEBRUARY 28, 1998 AND NOVEMBER 30, 1997
                            (UNAUDITED)

ASSETS                                                  1998             1997
CURRENT ASSETS:
  Cash and cash equivalents                          $   358,491   $   653,906
  Receivables, less allowance for doubtful accounts
   of $46,332 in 1998 and 1997                           158,313       159,751
  Receivables from affiliates and related parties        514,214       516,430
  Inventories                                            124,653        99,493
  Prepaid expenses and deposits                           22,325        28,048
                                                     -----------   -----------
     Total current assets                              1,177,996     1,457,628

PROPERTY, PLANT AND EQUIPMENT, at cost                 4,142,480     4,119,171
  Less accumulated depreciation and depletion         (1,312,551)   (1,252,112)
                                                     -----------   -----------
     Total property, plant and equipment               2,829,929     2,867,059

INVESTMENT IN UNCONSOLIDATED AFFILIATES                5,435,405     5,377,316

OTHER ASSETS                                                -             -

     Total assets                                    $ 9,443,330   $ 9,702,003

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Short-term debt related party                      $   145,000   $   145,000
  Short-term debt                                         47,581        47,581
  Current portion of long-term debt                      942,979       943,979
  Trade accounts payable                                 131,721       396,985
  Deferred obligations to related parties              2,372,287     2,340,310
  Other current liabilities                              658,721       593,560
                                                     -----------   -----------
     Total current liabilities                         4,298,289     4,467,415

LONG-TERM DEBT, less current portion                     224,383       269,464

DISCONTINUED OPERATIONS - L-Bar Products                 973,246       973,246

STOCKHOLDERS' INVESTMENT:
  Common stock, $1.00 par value. Authorized  6,000,000
   shares, issued and outstanding 3,203,763 shares
   in 1998 and 1997                                    3,203,763     3,203,763
  Additional paid-in capital                           7,458,718     7,458,718
  Accumulated deficit                                 (6,715,069)   (6,670,603)
                                                     -----------   -----------
     Total stockholders'investment                     3,947,412     3,991,878

     Total liabilities and stockholders' investment  $ 9,443,330   $ 9,702,003

     The accompanying notes are an integral part of these consolidated statements. The 1998 and 1997 financial information is unaudited.

               RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE FIRST QUARTER ENDED FEBRUARY 28, 1998 AND 1997
                                (UNAUDITED)

                                                   Three Months Ended
                                              February 28       February 28
                                                   1998            1997
REVENUES:
  Sales                                       $   286,750       $   278,277
  Investment income                                 3,891             4,720
  Gains on sales of property and equipment           -                1,000
  Income from affiliates:
   Equity in earnings                             239,900           283,480
   Consulting fees                                 15,000            15,000
  Other                                               287                31
                                              -----------       -----------
     Total revenues                               545,828           582,508

COSTS AND EXPENSES:
  Cost of sales                                   289,811           296,070
  General and administration                      201,355           206,959
  Interest                                         36,506            41,211
  Depreciation and amortization                    62,622            55,202
                                              -----------       -----------
     Total costs and expenses                     590,294           599,442

    Income (loss) from continuing operations      (44,466)          (16,934)

PROVISION FOR INCOME TAXES:                          -                 -
                                              -----------       -----------
  Income (loss) before extraordinary item         (44,466)          (16,934)

EXTRAORDINARY ITEM:
  Reduction of income taxes from
   net operating loss carryforward                   -                 -
                                              -----------       -----------
     Net income (loss)                        $   (44,466)      $   (16,934)

EARNINGS (LOSS) PER SHARE:
  Income (loss) before extraordinary item     $     (0.01)      $     (0.01)
  Extraordinary item                                 -                 -
                                              -----------       -----------
     Net income (loss) per share              $     (0.01)      $     (0.01)

Weighted Average Number of Shares of
 Common Stock Outstanding                       3,203,763         3,203,763

     The accompanying notes are an integral part of these consolidated statements. The 1998 and 1997 financial information is unaudited.

                RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE FIRST QUARTER ENDED FEBRUARY 28, 1998 AND 1997
                                 (UNAUDITED)

                                                        Three Months Ended
                                                    February 28   February 28
                                                        1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) from continuing operations              $   (44,466)  $   (16,934)
 Adjustments to reconcile net income from
  continuing operations to net cash provided by
  operating activities:
   Depreciation and amortization                         62,222        55,202
   Equity in earnings of affiliates                    (254,900)     (303,200)
   Cash distribution from affiliates                    196,811       238,009
   Changes in assets and liabilities:
    Decrease (increase) in receivables                    3,654        (7,466)
    (Increase) decrease in inventories                  (25,160)       12,698
    Decrease in other current assets                      5,723         5,842
    (Decrease) increase in trade accounts payable      (265,264)        5,667
    Increase  in accrued officers salaries
     and directors fees                                  31,977        76,687
    Increase (decrease) in other current liabilities     65,160          (598)
                                                    -----------   -----------
     Total adjustments                                 (179,777)       82,841

     Net cash (used) provided by operating activities  (224,243)       65,907

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (25,091)      (10,902)
                                                    -----------   -----------
     Net cash (used) by investing activities            (25,091)      (10,902)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) in long-term debt                          (46,081)      (52,612)
                                                    -----------    ----------
     Net cash (used) by financing activities            (46,081)      (52,612)

     Net (decrease) increase in cash
      and cash equivalents                          $  (295,415)   $    2,393

Cash and cash equivalents at the beginning
 of the year                                            653,906        15,332
                                                    -----------    ----------
Cash and cash equivalents at the end of the quarter $   358,491    $   17,725

      The accompanying notes are an integral part of these consolidated statements. The 1998 and 1997 financial information is unaudited.

Item 2.  Management's Discussion and Analysis or Plan of Operation

     Results of Operations

          First quarter ended February 29, 1998 compared with the first quarter ended February 29, 1997

During the first quarter ended February 28, 1998 the Company had a net loss from operations of $44,466 or $0.01 per share as compared to net loss from operations of $16,934 or $0.01 per share for the same period last year.

The Company's revenues from continuing operations for the first quarter were $545,828 as compared to $582,508 for the same period last year. The revenues decreased because of a decrease equity earnings which was offset by an increase in sales. The general and administration costs decreased from last year to
$201,355 from $206,959.   Some of the expenses contained in the
general and administrative costs pertaining to salaries of the officers and deferred compensation have been accrued but not paid as the Company is conserving its cash.

     Liquidity and Capital Resources

         Period from December 1, 1997 to February 28, 1998

Working capital decreased $110,506 for the three months. The decrease in working capital includes salaries, directors fees, deferred compensation and certain interest charges which have been accrued but not paid. The Company made net capital improvement expenditures of $25,091 during this period.

                                PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

	In the matter of the Registrant and L-Bar Products vs Northwest Alloys Inc. The Registrant is continuing its review of discovery materials provided by Northwest Alloy's. Northwest
Alloys and its parent company Alcoa have not fully complied with the Registrant's discovery request. The Registrant is continuing its efforts to obtain all of the applicable documents.

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


                                    RESERVE INDUSTRIES CORPORATION
                                            (Registrant)

                                    /s/   William J. Melfi
                                    ----------------------------------
                                    William J. Melfi, Vice President
                                    Finance and Administration (Principal
                                    Financial and Accounting Officer
                                    and Authorized Officer)


Date: April 14, 1998