Form 10QSB
period 1998-05-31
RESERVE INDUSTRIES CORP /NM/
filed 1998-07-15
CIK 83347

U. S. SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                         FORM 10-QSB

  Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934
     For the quarterly period ended May 31, 1998
     Commission file number 0-3492


                   RESERVE INDUSTRIES CORPORATION
            ----------------------------------------------
            (Name of Small Business Issuer in its charter)



              NEW MEXICO                       85-0128783
-------------------------------      ------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
Incorporation or Organization)

20 First Plaza, Suite 308, Albuquerque, New Mexico          87102
--------------------------------------------------        ---------
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

Yes    X        No
     ----          ----

State the number of shares of outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
As of July 13, 1998 - 3,203,763 shares  $1.00 Par Value

                          INDEX

                                                   Page No.
                                                   -------

PART I.  Financial Information

     Consolidated Balance Sheet
     May 31, 1998 and November 30, 1997                1

     Consolidated Statements of Income
     Second quarter ended
     May 31, 1998 and 1997                             2

     Consolidated Statements of Cash Flows
     Second quarter ended
     May 31, 1998 and 1997                             3

     Footnotes to Consolidated Financial Statements    4

     Management's Discussion and Analysis or
     Plan of Operation                                 5

PART II.  Other Information                            6

            RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                MAY 31, 1998 AND NOVEMBER 30, 1997
                           (UNAUDITED)
ASSETS                                               1998         1997
CURRENT ASSETS:
  Cash and cash equivalents                          $   146,296  $   653,906
  Receivables, less allowance for doubtful accounts
    of $46,332 in 1998 and 1997                          172,929      159,751
  Receivables from affiliates and related parties        521,426      516,430
  Inventory                                              128,242       99,493
  Prepaid expenses and deposits                           41,139       28,048
                                                     -----------  -----------
     Total current assets                              1,010,032    1,457,628

PROPERTY, PLANT AND EQUIPMENT, at cost                 4,153,792    4,119,171
  Less accumulated depreciation and depletion         (1,358,852)  (1,252,112)
                                                     -----------  -----------
     Total property, plant and equipment               2,794,940    2,867,059

INVESTMENT IN UNCONSOLIDATED AFFILIATES                5,528,096    5,377,316

OTHER ASSETS                                                -            -
                                                     -----------  -----------
     Total assets                                    $ 9,333,068  $ 9,702,003
                                                     ===========  ===========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Short-term debt related party                      $   145,000  $   145,000
  Short-term debt                                         47,581       47,581
  Current portion of long-term debt                      939,979      943,979
  Trade accounts payable                                 127,695      396,985
  Deferred obligations to related parties              2,427,265    2,340,310
  Other current liabilities                              617,850      593,560
                                                     -----------  -----------
     Total current liabilities                         4,305,370    4,467,415

LONG-TERM DEBT, less current portion                     180,325      269,464

DISCONTINUED OPERATIONS  -  L-Bar Products               973,246      973,246

STOCKHOLDERS' INVESTMENT:
  Common stock, $1.00 par value. Authorized 6,000,000
   shares, issued and outstanding 3,203,763 shares
   in 1998 and 1997                                    3,203,763    3,203,763
  Additional paid-in capital                           7,458,718    7,458,718
  Accumulated deficit                                 (6,788,354)  (6,670,603)
                                                     -----------  -----------
     Total stockholders' investment                    3,874,127    3,991,878
     Total liabilities and stockholders' investment  $ 9,333,068  $ 9,702,003
                                                     ===========  ===========

     The accompanying notes are an integral part of these consolidated statements. The 1998 and 1997 financial information is unaudited.

           RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME
   FOR THE SECOND QUARTER AND SIX MONTHS ENDED MAY 31, 1998 AND 1997
                          (UNAUDITED)

                                   Second Quarter Ended    Six Months Ended
                                           MAY 31              MAY 31
                                    1998       1997       1998      1997
REVENUES:
  Sales                             $ 266,630  $ 456,035  $ 553,380  $ 734,312
  Investment income                     3,197         36      7,090         67
  Gains on sales of property and
   equipment                            2,006         10      2,006      1,010
  Income from affiliates:
    Interest Income                      -           (29)      -         4,691
    Equity in earnings                183,885    200,542    423,785    484,022
    Consulting fees                    15,000     15,000     30,000     30,000
  Other                                  -           -          287       -
                                    ---------  ---------  ---------  ---------
      Total revenues                  470,718    671,594  1,016,548  1,254,102

COSTS AND EXPENSES:
 Cost of sales                        236,668    312,922    526,479    608,992
 General and administration           208,772    195,232    410,128    402,191
 Interest                              35,087     40,837     71,593     82,048
 Depreciation and amortization         63,478     55,155    126,100    110,357
                                    ---------  ---------  ---------  ---------
     Total costs and expenses         544,005    604,146  1,134,300  1,203,588

     Income (loss) from continuing
      operations                      (73,287)    67,448   (117,752)    50,514

PROVISION FOR INCOME TAXES:              -          -          -          -
     Income (loss) before
      extraordinary item              (73,287)    67,448   (117,752)    50,514

EXTRAORDINARY ITEM:
  Reduction of income taxes from
   net operating loss carryforward       -          -          -          -
                                    ---------  ---------  ---------  ---------
     Net income (loss)              $ (73,287) $  67,448  $(117,752) $  50,514

EARNINGS (LOSS) PER SHARE:
  Income (loss) before
   extraordinary item               $  (0.02)  $    0.02  $   (0.04) $    0.02
  Extraordinary item                     -           -          -          -
                                    ---------  ---------  ---------  ---------
     Net income (loss) per share    $  (0.02)  $    0.02  $   (0.04) $    0.02

  Weighted Average Number of Shares
   of Common Stock Outstanding      3,203,763  3,203,763  3,203,763  3,203,763

    The accompanying notes are an integral part of these consolidated statements. The 1998 and 1997 Financial Information is Unaudited

         RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED MAY 31, 1998 AND 1997
                          (UNAUDITED)

                                                        Six Months Ended
                                                             May 31
                                                      1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income from continuing operations        $  (117,752) $    50,514
  Adjustments to reconcile net income from continuing
   operations to net cash provided by operating
   activities:
    Depreciation and amortization                         126,100      110,357
    Equity in earnings of affiliates                     (453,785)    (488,713)
    Cash distribution from affiliates                     303,005      866,521
     Changes in assets and liabilities:
      (Increase) in receivables                           (18,174)     (94,764)
      (Increase) in inventories                           (28,749)     (10,292)
      (Increase) in other current assets                  (13,091)      (6,358)
      (Decrease) in trade accounts payable               (269,290)     (52,729)
      Increase in accrued officers salaries                86,955      126,442
      Increase in other current liabilities                24,290       47,743
                                                      -----------  -----------
     Total adjustments                                   (242,739)     498,207

     Net cash (used) provided by operating activities    (360,491)     548,721

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (53,980)     (19,543)
                                                      -----------  -----------
     Net cash (used) by investing activities              (53,980)     (19,543)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) in long-term debt                            (93,139)    (101,748)
                                                      -----------  -----------
    Net cash (used) by financing activities               (93,139)    (101,748)

    Net (decrease) increase in cash and
     cash equivalents                                 $  (507,610) $   427,430

Cash and cash equivalents at the beginning of the year    653,906       15,332
Cash and cash equivalents at the end of the quarter   $   146,296  $   442,762
                                                      ===========  ===========

     The accompanying notes are an integral part of these consilidated statements. The 1998 and 1997 financial information is unaudited.

      FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying statements, which should be read in conjunction with the Consolidated Financial Statements included in the November 30, 1997 fiscal year end Annual Report filed on Form 10-KSB, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods, and are subject to audit at the close of the year. However, it is the opinion of the management of the Company that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of such periods have been included.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

    	Results of Operations

         Second quarter ended May 31, 1998 compared with the second quarter ended May 31, 1997

During the second quarter ended May 31, 1998 the Company had a net loss from operations of $73,287 or $0.02 per share as compared to net income from operations of $67,448 or $0.02 per share for the same period last year.

The Company's revenues from continuing operations for the second quarter were $470,718 as compared to $671,591 for the same period last year.
The revenues decreased because of a decrease in sales and equity earnings. The general and administration costs increased to $208,772 from $195,232. Some of the expenses contained in the general and administrative costs pertaining to salaries of the officers and deferred compensation have been accrued but not paid as the Company is conserving its cash.


         Six months ended May 31, 1998 compared
         with the six months ended May 31, 1998

For the six months ended May 31, 1998 the Company had a net loss from operations of $117,752 or $0.04 per share as compared to net income from operations of $50,514 or $0.02 per share for the same period last year.

The Company's revenues for the six months were $1,016,548 as compared to $1,254,102 for the same period last year. The revenues decreased because of decreased sales and equity earnings.  The general and administration
costs increased from last year from $402,191 to $410,128.   Some of the
expenses contained in the general and administrative costs pertaining to salaries of the officers and deferred compensation have been accrued but not paid as the Company is conserving its cash.


     Liquidity and Capital Resources

          Period from December 1, 1997 to May 31, 1998

Working capital decreased $285,551 for the six months. The decrease in working capital includes salaries, directors fees, deferred compensation and certain interest charges which have been accrued but not paid. The Company made net capital improvement expenditures of $53,980 and net reductions in long term debt of $93,139 during this period.

                           PART II

                       OTHER INFORMATION


Item 1.  Legal Proceedings

In the matter of the Registrant and L-Bar Products vs Northwest Alloys Inc. The Registrant is continuing its review of discovery materials provided by Northwest Alloy's. Northwest Alloys and to date its parent company Alcoa has not fully complied with the Registrant's discovery request. The Registrant has been assured that the remaining documents will be provided in the near future. Depositions are scheduled to begin and the discovery phase is scheduled to be completed in the fall of this year.

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


                                RESERVE INDUSTRIES CORPORATION
                                        (Registrant)

                                /s/   William J. Melfi
                                ---------------------------------------
                                William J. Melfi, Vice President Finance
                                and Administration
                                (Principal Financial and Accounting Officer
                                and Authorized Officer)


Date: July 13, 1998