Form 10QSB
period 1998-08-31
RESERVE INDUSTRIES CORP /NM/
filed 1998-10-14
CIK 83347

U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-QSB

 Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934
 For the quarterly period ended August 31, 1998
 Commission file number 0-3492

                    RESERVE INDUSTRIES CORPORATION
            ----------------------------------------------
            (Name of Small Business Issuer in its charter)

        NEW MEXICO                                  85-0128783
-------------------------------          -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)

20 First Plaza, Suite 308, Albuquerque, New Mexico      	 87102
--------------------------------------------------      ----------
    Address of principal executive offices)             (Zip Code)

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

State the number of shares of outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of October 13, 1998 - 3,203,763 shares $1.00 Par Value

                             INDEX
                             -----

                                                           Page No.
                                                           -------
PART I.  Financial Information

    Consolidated Balance Sheets
    August 31, 1998 and November 30, 1997                      1

    Consolidated Statements of Income
    Third quarter and nine months ended
    August 31, 1998 and 1997                                   2

    Consolidate Statements of Cash Flows
    Third quarter ended
    August 31, 1998 and 1997                                   3

    Footnotes to Consolidated Financial Statements             4

    Management's Discussion and Analysis or
    Plan of Operation                                          5

PART II.   Other Information                                   6

             RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                 AUGUST 31, 1998 AND NOVEMBER 30, 1997
                              (UNAUDITED)

ASSETS                                                 1998          1997
CURRENT ASSETS:
  Cash and cash equivalents                          $    31,294  $    653,906
  Receivables, less allowance for doubtful accounts
    of $46,332 in 1998 and 1997                          187,043       159,751
  Receivables from affiliates and related parties        524,711       516,430
  Inventories                                            152,106        99,493
  Prepaid expenses and deposits                           35,266        28,048
                                                     -----------  ------------
    Total current assets                                 930,420     1,457,628

PROPERTY, PLANT AND EQUIPMENT, at cost                 4,210,585     4,119,171
  Less accumulated depreciation and depletion         (1,415,093)   (1,252,112)
                                                     -----------   -----------
     Total property, plant and equipment               2,795,492     2,867,059

INVESTMENT IN UNCONSOLIDATED AFFILIATES                5,556,320     5,377,316
                                                     -----------   -----------
     Total assets                                    $ 9,282,232   $ 9,702,003
                                                     ===========   ===========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Short-term debt related party                      $   145,000   $   145,000
  Short-term debt                                         47,581        47,581
  Current portion of long-term debt                      936,979       943,979
  Trade accounts payable                                 165,317       396,985
  Deferred obligations to related parties              2,482,365     2,340,310
  Other current liabilities                              671,184       593,560
                                                     -----------   -----------
     Total current liabilities                         4,448,426     4,467,415

LONG-TERM DEBT, less current portion                     134,900       269,464

DISCONTINUED OPERATIONS - L-Bar Products                 973,245       973,246

STOCKHOLDERS' INVESTMENT:
  Common stock, $1.00 par value. Authorized  6,000,000
   shares, issued and outstanding 3,203,763 shares
   in 1998 and 1997                                    3,203,763     3,203,763
  Additional paid-in capital                           7,458,718     7,458,718
  Accumulated deficit                                 (6,936,820)   (6,670,603)
                                                     -----------   -----------
    Total stockholders' investment                     3,725,661     3,991,878
                                                     -----------   -----------
Total liabilities and stockholders' investment       $ 9,282,232   $ 9,702,003
                                                     ===========   ===========

      The accompanying notes are an integral part of these consolidated statements. The 1998 and 1997 financial information is unaudited.

             RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
   FOR THE THIRD QUARTER AND NINE MONTHS ENDED AUGUST 31, 1998 AND 1997
                                (UNAUDITED)

                                     Third Quarter Ended  Nine Months Ended
                                         AUGUST 31             AUGUST 31
                                      1998       1997       1998       1997

REVENUES:
  Sales                           $  227,994 $  453,547 $  781,374 $ 1,187,858
  Investment income                    1,273     12,216      8,363      12,216
  Gain on sales of property
   and equipment                       1,500       -         3,505       1,010
  Gain on sale of stock                 -       408,245       -        408,425
  Income from affiliates:
    Interest Income                     -         2,987       -          7,746
    Equity in earnings                88,123    181,638    511,908     665,660
    Consulting fees                   15,000     15,000     45,000      45,000
  Other                               11,011       -        11,298        -
                                  ---------- ---------- ---------- -----------
     Total revenues                  344,901  1,073,633  1,361,448   2,327,915

COSTS AND EXPENSES:
  Cost of sales	                     171,298    362,477    697,777     971,469
  General and administration         224,144    203,750    634,271     605,940
  Interest                            34,185     42,437    105,777     124,486
  Depreciation and amortization       63,741     55,155    189,841     165,512
                                  ---------- ---------- ---------- -----------
     Total costs and expenses        493,368    663,819  1,627,666   1,867,407

      Income (loss) from
       continuing operations        (148,467)   409,814   (266,218)    460,508

PROVISION FOR INCOME TAXES:             -       139,337       -	       156,573

      Income (loss) before        ---------- ---------- ---------- -----------
       extraordinary item           (148,467)   270,477   (266,218)    303,935

EXTRAORDINARY ITEM:
  Reduction of income taxes from
   net operating loss carryforward      -       139,337       -        156,573
                                  ---------- ---------- ----------- ----------
      Net income (loss)           $ (148,467)$  409,814 $  (266,218)$  460,508

EARNINGS (LOSS) PER SHARE:
  Income (loss) before
   extraordinary item             $   (0.05) $    0.09  $    (0.08) $    0.09
  Extraordinary item                  -           0.04        -          0.05
                                  ---------- ---------- ----------- ----------
      Net income (loss) per share $   (0.05) $    0.13  $    (0.08) $    0.14

  Weighted Average Number of Shares of
    Common Stock Outstanding       3,203,763  3,203,763   3,203,763  3,203,763

   The accompanying notes are an integral part of these consolidated statements. The 1998 and 1997 financial information is unaudited.

              RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED AUGUST 31, 1998 AND 1997
                               (UNAUDITED)

                                                          Nine Months Ended
                                                              August 31
                                                          1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income from continuing operations        $  (266,218) $   460,508
  Adjustments to reconcile net income from continuing
   operations to net cash provided by operating activities:
    Depreciation and amortization                         189,841      165,512
    Equity in earnings of affiliates                     (556,908)    (665,660)
    Cash distribution from affiliates                     377,904      939,516
     Changes in assets and liabilities:
      (Increase) in receivables                           (35,573)     (73,693)
      (Increase) in inventories                           (52,613)     (18,826)
      (Increase) in other current assets                   (7,218)      (4,975)
      Decrease in other investments                          -          55,710
      (Decrease) in trade accounts payable               (231,668)     (89,091)
      Increase in accrued officers salaries               142,055      179,236
      Increase in other current liabilities                77,624       18,136
                                                      -----------   ----------
        Total adjustments                                 (96,556)     505,865

    Net cash (used) provided by operating activities     (362,774)     966,373

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                   (118,274)     (72,653)
                                                      -----------   ----------
    Net cash (used) by investing activities              (118,274)     (72,653)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) in long-term debt	                          (141,564)    (152,366)
                                                      -----------   ----------
    Net cash (used) by financing activities              (141,564)    (152,366)

    Net (decrease) increase in cash
     and cash equivalents                             $  (622,612)  $  741,354

Cash and cash equivalents at the beginning of the year    653,906       15,332
Cash and cash equivalents at the end of the quarter   $    31,294   $  756,686
                                                      ===========   ==========

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

     Results of Operations

          Third quarter ended August 31, 1998 compared with the third quarter ended August 31, 1997

For the third quarter ended August 31, 1998 the Company had a net loss from operations of $148,467 or $0.05 per share as compared to net income from operations of $409,814 or $0.13 per share for the same period last year.

The Company's revenues for the third quarter were $344,901 as compared to $1,073,633 for the same period last year. The revenues decreased because of decreased sales and equity earnings, and a decrease in the gain from the sale of stock.
The general and administration costs increased from last year to
$224,144 from $203,750.   Some of the expenses contained in the
general and administrative costs pertaining to salaries of the officers and deferred compensation have been accrued but not paid as the Company is conserving its cash.

          Nine months ended August 31, 1998 compared with the Nine months ended August 31, 1998

For the nine months ended August 31, 1998 the Company had a net loss from operations of $266,218 or $0.08 per share as compared to net income from operations of $460,508 or $0.14 per share for the same period last year.

The Company's revenues for the nine months were $1,316,448 as compared to $2,327,915 for the same period last year. The revenues decreased because of decreased sales and equity earnings, and a decrease in the gain from the sale of stock.
The general and administration costs increased from last year to
$634,271 from $605,940.   Some of the expenses contained in the
general and administrative costs pertaining to salaries of the officers and deferred compensation have been accrued but not paid as the Company is conserving its cash.

     Liquidity and Capital Resources

          Period from December 1, 1997 to August 31, 1998

Working capital decreased $508,219 for the nine months. The decrease in working capital includes salaries, directors fees, deferred compensation and certain interest charges which have been accrued but not paid. The Company made net capital improvement expenditures of $118,274 and net reductions in long term debt of $141,564 during this period.

                           PART II
                      OTHER INFORMATION

Item 1.  Legal Proceedings

In the matter of the Registrant and L-Bar Products vs Northwest
Alloys Inc. The Registrant is continuing its review of discovery materials provided by Northwest Alloy's. Northwest
Alloys. During the quarter, a mediation was held on the litigation and depositions have been postponed pending the results of the mediation process.

Item 2.  Changes in Securities

		Not Applicable

Item 3.  Defaults upon Senior Securities

		Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

		Not Applicable

Item 5.  Other Information

		Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

		(a)  Exhibits - Exhibit 27

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


                                       RESERVE INDUSTRIES CORPORATION
                                       ------------------------------
                                                (Registrant)

                                          /s/   William J. Melfi
                                       ------------------------------
                                       William J. Melfi, Vice President
                                       Finance and Administration
                                       (Principal Financial and Accounting
                                        Officer and Authorized Officer)


Date: October 13, 1998