Form 10QSB/A
period 1998-08-31
RESERVE INDUSTRIES CORP /NM/
filed 1999-02-01
CIK 83347

U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB/A

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

                                                           Page No.
                                                           -------
PART I.  Financial Information

    Consolidated Balance Sheets
    August 31, 1998 and November 30, 1997                      1

    Consolidated Statements of Income
    Third quarter and nine months ended
    August 31, 1998 and 1997                                   2

    Consolidate Statements of Cash Flows
    Third quarter ended
    August 31, 1998 and 1997                                   3

    Footnotes to Consolidated Financial Statements             4

    Management's Discussion and Analysis or
    Plan of Operation                                          5

PART II.   Other Information                                   7

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

The Consolidated Financial Statements prepared for fiscal years 1997, 1996, 1995, 1994, 1993, 1992 and 1991 were unaudited because the Company elected to not incur the expense of an audit and to conserve its cash for other corporate requirements.

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

      Year 2000 (Y2K)

           The company uses a packaged accounting system, which the vendor has represented to be Y2K compliant. The Company is in the process of recieving Y2K compliant software upgrades to its payroll system. The Company in the process of contacting its primary customers to dtermine if they are Y2K compliant.

           The Company's significant subsidary also uses a packaged accounting software system, which the developer has represented to be Y2K compliant. Affected systems include the significant subsidary's management information system, certain manufacturing equipment, certain owned equipment in the field and other office equipment. The significant subsidary has implemented a Y2K task force to address all related Y2K issues and estimates it is 90% complete of all testing and corrections as of November 30, 1998. The significant subsidary also believes it will be fully compliant by May 31, 1999.

           Management believes that Y2K will not have a material effect on the Company or its results of operation. Because the information technology system at its significant subsidiary was recently upgraded in the normal course of operations, the costs of Y2K compliance are not expected to material.

           The Company and its significant subsidary are taking all reasonable steps to ensure Y2K compliance. However, this ability may be dependent on othe parties and the Company and its significant subsidary can not provide assurance that there will not be problems.

                           PART II
                      OTHER INFORMATION

Item 1.  Legal Proceedings

        Reserve Industries Corporation and L-Bar Products, Inc., its wholly owned subsidiary, have reached an agreement to settle all litigation with Northwest Alloys, Inc. In early February 1999, a
Notice of Intent to enter into a settlemant agreement and mutual release will be sent to all creditors and interested parties by the Chapter 7 Trustee of the L-Bar bankruptcy. Any creditor or interested party who objects to the settlement agreement must do so in writing within 23 days of the date of mailing of the notice. If there are no objections, the Court may enter an order approving the settlement without further notice of a hearing.

        Under the terms of the agreement, Northwest Alloys will be allowed a $4.0 million nonrecourse claim against L-Bar, but may execute its claim solely against L-Bar's property in Chewelah, WA. Northwest Alloys will undertake to perform the remediation activities at the site required by the Washington Department of Ecology relating to flux bar residue and certain other materials. L-Bar and NWA mutually release each other from any and all actions, claims, liabilities, causes of action or any rights any of them might have as of the effective date of the settlement agreement. Similarly, with certain limited exceptions, Reserve and Northwest Alloys release each other from any and all actions, claims, liabilities, causes of action or any rights any of them might have as of the effective date of the settlement agreement.

         Northwest Alloys has agreed to use its best efforts to purchase the claims of the former L-Bar employees by paying to such employees the amount of each employee's wages which are entitled to priority under the Bankruptcy Code. On the effective date of the settlement Northwest Alloys will pay into the L-Bar estate $300,000. Northwest Alloys will also return the 500,000 shares of common stock issued by Reserve pursuant to the October 28, 1991 stock purchase agreement.

Item 2.  Changes in Securities

		Not Applicable

Item 3.  Defaults upon Senior Securities

		Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

		Not Applicable

Item 5.  Other Information

		Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

		(a)  Exhibits - Exhibit 27
                  Exhibit 10.19 - Settlement and Release Agreement between
                                  Reserve Indusries Corporation and Northwest
                                  Alloys, Inc, dated January 28, 1999
		(b)  Reports - none

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


Date: January 29, 1999