Form 10KSB
period 1998-11-30
RESERVE INDUSTRIES CORP /NM/
filed 1999-03-02
CIK 83347

U. S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                               FORM 10-KSB

Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

    For the fiscal year ended November 30, 1998

    Commission file number 0-3492


                      RESERVE INDUSTRIES CORPORATION
              ---------------------------------------------
              (Name of Small Business Issuer in its charter)


           NEW MEXICO                                85-0128783
------------------------------           -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 Incorporation or Organization)

20 First Plaza, Suite 308, Albuquerque, New Mexico      	    87102
--------------------------------------------------         ---------
    (Address of principal executive offices)               (Zip Code)

                             505-247-2384
              ----------------------------------------------
              Issuer's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12(g) of the Act:

                     Common stock, $1.00 Par Value
                     -----------------------------
                          Title of each class

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes      X        No
     --------


Check if there is no disclosure of delinquent filers in
response to Item 405 of Regulation S-B contained in this form, and no disclosure will  be contained, to the best of
registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10KSB.   X
                                            -----

State the issuer's revenues from continuing operations for
its most recent fiscal year.  $209,430

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such
stock, as of a specified date within the past 60 days.
As of February 24, 1999  $221,462.
----------------------------------

State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest practicable
date.  As of February 24, 1999,  3,203,763   $1.00 Par Value
       -----------------------------------------------------

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

The Registrant mines and processes silica sand, through its wholly owned subsidiary Reserve Silica Corporation (Reserve Silica), located in Ravensdale, Washington, southeast of Seattle. The mine run sand is extracted from open pit mines and is transported to an adjacent sand processing plant both of which are located on Reserve Silica's land. The wet plant crushes, washes and separates the clay from the mine run sand and classifies the sand into several products. The wet sand products are marketed to the cement industry and to golf courses for sand traps. The facility also incorporates a drying plant, which further processes the wet sand into a dried silica sand for the glass container industry. In 1997, Reserve Silica completed the basic upgrade of the wet plant and the installation of a new dust control and air handling system for the drying plant. During 1998, Reserve Silica investigated methods to lower the sand's natural iron content, which effects the color of the glass containers. By lowering the iron content Reserve Silica hopes to maintain and broaden the market for its dried sand. Reserve Silica has decided to make these changes to both the wet plant and drying plant and estimates that these improvements will cost approximately $550,000.

The Registrant, through its wholly owned subsidiaries Reserve Rossborough Corporation (Reserve Rossborough) and Reserve Rossborough Ventures Corporation (Reserve Rossborough Ventures), owns a net 44% equity interest in Rossborough Manufacturing Co. L.P. (Rossborough), of Avon Lake, Ohio. A description of ownership is described in footnote 5 of the notes to the consolidated financial statements. Rossborough provides products and services to the primary steel industry. It is a major supplier of magnesium based reagent compounds used to externally desulfurize hot iron metal and external desulfurization is the primary business segment of the Partnership. External desulfurization of hot iron metal is a process in which specially sized reagents are pneumatically injected into hot iron metal prior to transforming it into steel. The primary components used in the process are various blends of magnesium granules, calcium carbide, lime and other minor compounds. The process is used by the primary steel industry to improve the quality of its steel by lowering the amount of sulfur contained in its finished products. Rossborough has a magnesium grinding facility located near Walkerton, Indiana that processes both magnesium ingots and secondary magnesium granules into a size suitable for use in iron desulfurization. The magnesium granules are blended at both Avon Lake and Walkerton with other materials to make the finished desulfurization reagents. Rossborough is one of the three primary suppliers of desulfurization services in North America. It has been working to expand its international operations and is currently operating internationally through joint ventures in Japan, Slovakia, Belgium and China.

In China, Rossborough has bid as a subcontractor on several large desulfurization projects and is supplying co-injection systems at the Benxi steel mill and the Baotou steel mill.
China is a large market producing as much steel as the United States and needs to upgrade the quality of the steel through the removal of excess sulfur. An affiliate of Rossborough also purchased an operating magnesium smelter located near the city of Taiyuan in the Shanxi province of China. The smelter was shutdown due to litigation related to ownership of the smelter. These problems were resolved to the satisfaction of Rossborough.
 The smelter has remained shutdown and Rossborough's affiliate is currently evaluating the direction of the project.. The smelter has the capability to produce between 3,000 and 5,000 metric tons of magnesium per year. As a result of these problems Rossborough wrote down the remainder of its loan ($2.7 million) during the fiscal year ended November 30, 1998.

Rossborough's other business segments include the manufacture of special refractory lances and slag skimmers used in desulfurizing operations; the manufacture of custom desulfurizing reagent injection equipment; the manufacture of molten metal samplers and thermocouples; the exclusive distribution of Bimac Inc. ladle powders and slag conditioning agents; and the distribution of selected other purchased
products.   As part of Rossborough's quality assurance program
it is certified, by a certified ISO auditor, as a supplier that complies with the standards set by the global standardization organization under the program entitled ISO 9001 and 9002.
This certification indicates to customers a certain level of quality and process control and is becoming a requirement of the primary steel industry in their selection of suppliers.

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

The Registrant, through its wholly-owned subsidiary Reserve Minerals Corporation (Reserve Minerals), has retained economic interests in three uranium joint ventures located in northern Saskatchewan, Canada. The retained interests in the Waterbury Lake Joint Venture and the Dawn Lake Joint Venture are net profit interests of approximately 0.75% and 1.5%, respectively. The Registrant owns a 1% royalty on its former 9.063% interest on all minerals produced in the McArthur River Joint Venture. Some or all of the retained net profits and royalty interests may become earning assets in the future. The Registrant is not involved in the operation of the properties and the reserve and resource information contained in the following paragraphs is from the public announcements by the companies or organizations operating the properties.

The Waterbury Lake Joint Venture includes the Cigar Lake deposit, which contains approximately 1.176 million tons of uranium reserves at a grade of 13.60%. This equates to approximately 353 million pounds of uranium concentrate, U3O8. The deposit covers an area of approximately 40 acres. The Cigar Lake Mining Corporation, formed by the Waterbury Lake Joint Venture, has the responsibility of developing the Cigar Lake property. A special underground remote mining and transport method, which surpasses prevailing safety standards, has been developed and successfully tested within the deposit.
Currently, the venture has made arrangements to have the majority of the ore processed at the existing Rabbit Lake mill with the remainder to processed at the McClean Lake mill currently under construction. The project has been undergoing the permitting process for number of years and in April 1998 the federal and provincial governments approved the project with certain conditions. The project to scheduled to begin production in late 2001 or 2002.

The McArthur River Joint Venture uranium deposit was discovered in 1988. As a result of underground exploration drilling, the property now has uranium reserves of 457,000 tons at an average grade of 18.74%, which equates to a reserve of 188 million pounds of U3O8. In addition the property has uranium resources of 859,000 tons at an average grade of 12.02%, which equates to a reserve of 227 million pounds of U3O8. The operator of the property has successfully completed the permitting process and received a construction license in August 1997. Construction is expected to continue until October 1999, when the mine is to become operational. The mine would replace production from the Key Lake deposit and the Key Lake processing mill will be used to process the ore.

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

L-Bar Products Incorporated (L-Bar Products), a wholly-owned subsidiary of the Registrant, operated a magnesium recovery plant located at Chewelah, Washington, north of Spokane. The plant was closed in December 1991. In March 1995 L-Bar Products was placed in Chapter 7 liquidation and a trustee was appointed.
 An agreement to settle litigation related to the bankruptcy has been submitted to the court. Matters pertaining to the L-Bar Products bankruptcy case are more fully discussed below (reference Item 3. Legal Proceedings).

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

3. The Registrant has not publicly announced any new products or services. However, as described above it plans to install equipment at its sand plant to lower the iron content of its dried sand.

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

6. The Registrant deals with relatively few customers. For the silica sand business, approximately two-thirds of the sales are made to two long term customers; Ball Foster Glass Container Co. LLC and LaFarge Cement Company, which recently purchased the Seattle cement plant owned by Holnan Ideal Cement Co. .

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

10. The Registrant spent less than $100,000 during the past year investigating methods to lower the iron content of its dried silica sand. As a result of these efforts, the Registrant plans purchase and install the necessary equipment. None of these costs have been borne directly by the Registrant's customers.

11. Federal, state and local laws and regulations relating to protection of the environment effect the Registrant in many
areas of its operations.   Most of the cost and effects of these
laws, in the opinion of management, are currently contained in the Registrant's financial statements. During 1997 and 1998, Reserve Silica spent $184,000 to upgrade and improve the air handling system at the drying plant.

12.  The Registrant has 17 full time employees and 1 part time employee.

Item 2.  Description of Properties

	(a) Information as to the location of the principal plants is forth under Item l. above. The silica sand mine and processing facility is situated on approximately 340 acres and is owned by Reserve Silica. The mineral property interests are described in the table below.

                      RESERVE INDUSTRIES CORPORATION
                              MINERAL INTERESTS

                         Gross          %           Net       Type of
Location  and Mineral    Acres         Interest     Acres	   	Interest
New Mexico - Uranium
    L-Bar Ranch
    Reserve Tract       57,000         100.00%      57,000(1)	 Mineral deed
    Exxon Tract         60,000           8.33%       5,000     Royalty
    Other                  555         50-100%         312     Mineral deed
                       -------                      ------
                       117,552                      62,312

Saskatchewan Canada *
  Waterbury Lake Project      234,300 (2)
  Dawn Lake Project           386,800 (2)
  McArthur River Project      211,400 (2)

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

Item 3.  Legal Proceedings

    (a)  Pending legal proceedings

The Registrant and L-Bar Products, Inc., its wholly owned subsidiary, have reached an agreement to settle all litigation with Northwest Alloys, Inc. (lawsuits listed below). On February 8, 1999, a Notice of Intent to enter into a settlement agreement and mutual release will be sent to all creditors and interested parties by the Chapter 7 Trustee of the L-Bar bankruptcy.
Any creditor or interested party who objects to the settlement agreement must do so in writing within 23 days of the date of mailing of the notice. If there are no objections, the Court may enter an order approving the settlement without further notice of a hearing.

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

Northwest Alloys has agreed to use its best efforts to purchase the claims of the former L-Bar employees by paying to such employees the amount of each employee's wages which are entitled to priority under the Bankruptcy Code. On the effective date of the settlement Northwest Alloys will pay into the L-Bar estate $300,000. Northwest Alloys will also return the 500,000 shares of common stock issued by Reserve pursuant to the October 28, 1991 stock purchase

  Litigation settled by the Settlement Agreement
  ----------------------------------------------

    Northwest Alloys Inc. vs. Reserve Industries Corporation

On April 28, 1994, Northwest Alloys, a wholly owned subsidiary of Alcoa, Inc., filed a complaint against the Registrant for monetary and declaratory relief in the United States District
Court for the Eastern District of Washington.

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

     (b)  Pending governmental legal proceedings

     WDOE Proceedings

The Washington Department of Ecology (WDOE) named the Registrant and L-Bar Products as potentially liable persons (PLP) for part of the cleanup related to the Chewelah site. Under the terms of the Settlement Agreement described above, Northwest Alloys has agreed to clean up the site in accordance with a plan approved by the WDOE. The WDOE has a right under Washington Model Toxics Control Act (MTCA) to try to collect unreimbursed past (estimated to be less than $200,000) and continuing oversight costs from PLP's. The Registrant is not aware of what arrangements the WDOE has made with Northwest Alloys in regard to the payment of these oversight costs. In the event that Northwest Alloys failed to perform under the cleanup agreement with the WDOE, the WDOE would have a right under MTCA to try to require the Registrant to pay for the cleanup. The Registrant denies that it is a PLP for the Chewelah site.

The basis for naming L-Bar Products was its status as site owner/operator. The basis for naming the Registrant is the alleged responsibility of the parent corporation. It is management's opinion that the Registrant was a separate entity from L-Bar Products and is not responsible as a PLP for any costs related to the cleanup at the site..

Item 4.  Submission of Matters to a Vote of Security Holders

The was no submission to the shareholders during the fourth quarter.

                               PART II

Item 5.  Market For Common Equity and Related Shareholders Matters.

(a) Market Information. The Registrant's common stock is currently not publicly traded because the Registrant has elected to forgo an audit in order to conserve capital for necessary plant improvements and legal fees. Now that the litigation has been settled the Registrant plans to file audited financial statements later in the year. Prior to August 1992, the Registrant was listed on the NASDAQ National Over-the-Counter Market. Since the Registrant's stock is not quoted, the Registrant can not list current prices for its stock.

(b) Holders. On February 19, 1999, the Registrant had approximately 800 shareholders.

(c) Dividends. The Registrant has never paid a dividend. There are currently no restrictions or covenants to limit the ability to pay a dividend.

Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

     Results of Operations.

For the year ended November 30, 1998, the Registrant had revenues of $209,430 which resulted in net loss of ($2,068,945) or ($0.65) per share. For the year ended November 30, 1997, the Registrant had revenues of $3,618,847 which resulted in net income of $1,030,682 or $0.28 per share.

The revenues in 1998 decreased from 1997 as a result of decreased in sales from $1,492,238 to $1,133,280 and a decrease in equity earnings from $1,625,515 to a loss of ($992,506). The 1997 revenues also contained a gain of $408,245 on the sale of stock. The sales at the Registrant's silica sand operation decreased primarily due to the reduction in purchases by its glass customer. The Registrant has developed a plant improvement program, with the customer to lower the sand's iron content, which should as a minimum restore its sales volume to the 1997 level (on a pro rata basis). The plant improvement program is scheduled to be completed by mid-1999. The reduction in equity income was caused by several factors: the writeoff of Rossborough L.P.'s loan on the Chinese magnesium smelter,the loss of two large accounts, the general slowdown in the steel industry in the 4th quarter and the writedown of part of its magnesium inventory.

The costs and expenses were $2,278,375 in 1998 and $2,588,165 in 1997. The costs increased as a result of the abandoment of the Philippine operations in the amount of $75,545. The cost of sales decreased by $362,196 from 1997 to 1998 due to the reduction in sales described above. The G&A and interest costs decreased slightly from 1997 to 1998.

     Liquidity and Capital Resources.

The Registrant's net cash (used) provided by operating activities was $(211,937) and $1,218,822 in 1998 and 1997, respectively. The net cash used by investing activities was $156,434 and $373,029 1998 and 1997, respectively. Most of the cash used by investing activities in 1998 and 1997 was for capital improvements to the sand project.
The Registrant reduced its debt by $244,315 and $207,219 in 1998 and 1997, respectively.

The Registrant had working capital deficits of approximately $3.7 million and $3.0 million in 1998 and 1997, respectively. The working capital deficit increased as a result of the operating losses. As part of the Registrant's program to conserve cash in order to operate the company, part of the salaries due to the officers of the Registrant, all of the deferred compensation due to the deceased chairman's spouse and the part of the interest due on certain loans were accrued but not paid in 1998 and 1997. As of November 30, 1998, these accruals (salaries, deferred compensation and deferred interest) exceeded $2.7 million.

The Registrant plans to spend approximately $550,000 in 1999 on capital improvements to the sand plant and expects to fund this through additional borrowing. In 1999, the Registrant plans to continue to accrue part of the obligations described in the paragraph and expects to continue to generate sufficent cash flow to operate.

     Year 2000 (Y2K).

The Registrant uses a packaged accounting system, which the vendor has represented to be Y2K compliant. However, the Registrant plans to purchase and install some module upgrades later in the year. The Registrant is in the process of receiving Y2K compliant software upgrades to its payroll system. The Registrant in the process of contacting its primary customers to determine if they are Y2K compliant.

The Company's significant subsidiary also uses a packaged accounting software system, which the developer has represented to be Y2K compliant. Affected systems include the significant subsidiary's management information system, certain manufacturing equipment, certain owned equipment in the field and other office equipment. The significant subsidiary has implemented a Y2K task force to address all related Y2K issues and estimates it is 90% complete of all testing and corrections as of November 30, 1998. The significant subsidiary also believes it will be fully compliant by May 31, 1999.

Management believes that Y2K will not have a material effect on the Registrant or its significant subsidiary or its results of operation. Because the information technology system at the significant subsidiary was recently upgraded in the normal course of operations, the costs of Y2K compliance are not expected to material.

The Registrant and its significant subsidiary are taking all reasonable steps to ensure Y2K compliance. However, this ability may be dependent on other parties and the Registrant and its significant subsidiary can not provide assurance that there will not be problems.

    Forward-Looking Statements.

The Company may from time to time make written or oral "forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in this Form 10KSB and in other documents filed by the Company with the Securities and Exchange
Commission and in its reports to stockholders, as well as
elsewhere.  "Forward-looking statements" are statements such as those contained in projections, plans, objectives, estimates, statements of future economic performance, and assumptions
related to any of the forgoing, and may be identified by the use of forward-looking terminology, such as "may", "expect",
"anticipate", "estimate", "goal", "continued", or other
comparable terminology.  By their very nature, forward-looking statements are subject to known and unknown risks and
uncertainties relating to the Company's future performance that may cause the actual results, performance or achievments of the
Company, or industry results, to differ materially from those
expressed or implied in such "forward-looking statements".   Any
such statement is qualified by reference to the following cautionary statements.

The Company's business operates in highly competitive markets and is subject to changes in general economic conditions, competition, customer and market preferences, government regulation, the impact of tax regulation, foreigh exchange rate fluctuations, the degree of market acceptance of the products, the uncertainties of potential litigation, as well as other risks and uncertainties detailed elsewhere herein and from time to time in the Company's Securities and Exchange Commission filings. This Form 10KSB contains forward looking statements, particularly in the following sections: Item 1. Business descriptions, Item 3. Litigation, Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations and in some of the footnotes to the financial statements.
Actual results could differ materially from those projected in the forward looking statements as a result of known and unknown risks, uncertainties, and other factors, including but not limited to the plans to lower the iron content of the dried sand and the Court approval of the Agreement to Settle litigation, market acceptance of the Company's products and services, changes in expected research and development requirements, and the effects of changing economic conditions and business conditions generally. The Company does not undertake and assumes no obligation to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Item 7.  Financial Statements.

The following Consolidated Financial Statements of the Registrant and its subsidiaries are filed as a part of the report and are attached:

Consolidated Balance Sheets as of November 30, 1998 and 1997

Consolidated Statements of Operations for the Years Ended
November 30, 1998 and 1997

Consolidated Statements of Stockholders' Investment for the
Years Ended November 30, 1998 and 1997

Consolidated Statements of Cash Flows for the Years Ended
November 30, 1998 and 1997

Notes to Consolidated Financial Statements

Because the financial statements are not audited there is no report of independent accountants.

All other schedules are omitted, as the required information is not required, or the information is presented in the financial statements or related notes.

Item 8.  Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure.

Because of the Registrant's program to conserve cash, it was not able to retain an independent accountant to audit the financial statements for the fiscal years of 1998, 1997, 1996, 1995, 1994, 1993, 1992 and 1991. The Registrant has previously used Arthur Andersen & Co. and may retain them in the future.

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

James J. Melfi, Jr., age 70, is Chairman of the Board of the Registrant. Mr. Melfi was elected Chairman of the Board in April 1985, and he was President from December 1975 to December 1985. He has been a director of the Registrant since 1970.

Frank C. Melfi, age 62, is President of the Registrant, a position he has held since December 1985. From 1976 through December 1985, he was Executive Vice President of the
Registrant.  He has been a director of the Registrant since
April 1985.

William J. Melfi, age 56, is Vice President of Finance and Administration of the Registrant, a position he has held since December 1985. He is also Treasurer of the Registrant, a position he assumed in July 1995. For more than five years prior to 1985, he was manager of operations. He has been a director of the Registrant since January 1993.

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

(2),(3), and (4).  Not applicable.

Based solely on a review of applicable forms provided to the Registrant, the Registrant believes that the officers, directors and beneficial owners of the Registrant were all in timely compliance with Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation

(a) General. The following text and tables provide information on the compensation of the Chief Executive Officer and those officers whose salary and bonus compensation equaled or exceeded $100,000 for the fiscal years ended November 30, 1998, 1997, and 1996.

(b)  Summary Compensation Table.

                       Summary Compensation Table

                  Annual Compensation			  Long-term Compensation	   All Other

Name and Principal  Year   Salary  Bonus  Other  Restricted Options LTIP  All
                             $       $    Compen   Stock      Sars  Pay  Other
                                          sation  awards        #    $   Comp
                                                                           $
Frank C. Melfi      1998 	135,000	27,000	 1,340	     -	          -    -     -
                    1997 	135,000 27,000   	752	     -          	-   	-    	-
                    1996	 135,000	27,000	   635	     -	          -	   -	    -

James J. Melfi, Jr. 1998 	135,000	27,000	 1,000	     -	          -	   -	    -
Chairman          	 1997 	135,000	27,000	   517	     -	          -	   -	    -
                    1996 	135,000	27,000	   520	     -	          -	   -	    -

William J. Melfi    1998  100,000 20,000  2,630	     -	          -	   -	    -
Vice President      1997  100,000	20,000	 2,385	     -	          -	   -	    -
                    1996  100,000	20,000 	2,165	     -	          -	   -	    -

The amounts of salary and bonus stated for Mr. Frank C. Melfi, Mr. James J. Melfi, Jr. and Mr. William J. Melfi represent the amounts due to them and accrued by the Registrant during the year. As part of the Registrant's program to conserve cash, all three individuals accrued part of their annual compensation.
Mr. Frank C. Melfi, Mr. James J. Melfi, Jr. and Mr. William J. Melfi were paid $58,115, $57,775 and $59,103, respectively of the annual compensation due them in 1998.

(c) Option/SAR Grants Table. This table is omitted because there was no activity in the 1998 fiscal year.

(d)  Aggregated Option/SAR Exercises and Fiscal Year-End
Option/SAR Value Table.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.

                       Shares  Value     Number of      Value of Unexecised
                      Acquires Realized  Unexercised    in-the-Money Options/
                        on      ($)      Options/SAR's  SAR's at FY-End ($)
                      Excercise          at FY-End (#)  Excer/Unexcer
Name                     #               Excer/Unexcer

Frank C. Melfi           -	      -	       7,500/0             	-
 CEO
James J. Melfi, Jr.
 Chairman	               -	      -	       7,500/0              -
William J. Melfi         -	      -	       6,500/0             	-
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

(g)  Employment Contracts and Termination of Employment, and
Change-in-Control Arrangements.  N/A.

(h) Report on Repricing of Options/SARs. During 1998, none of the outstanding Options were repriced.

Item 11.  Security  Ownership of Certain Beneficial Owners and
Management.

     (a) Security Ownership of Certain Beneficial Owners. The following tabulation sets forth the number of shares of Common Stock held by each person who owned of record, or is known by the Registrant to own beneficially, five percent (5%) or more of the Registrant's Common Stock. Included in the table for certain individuals are the maximum number of shares of the Registrant's Common Stock which might be deemed to be beneficially owned under the rules of the Securities and Exchange Commission by those individuals. The number of shares beneficially owned by those individuals includes shares subject to option to purchase, and the computation of the percentage owned assumes exercise of such options The information is as of February 24, 1999:

                            Amount and Nature of               Percent
Name and Address            Beneficial Ownership               of Class
----------------------------------------------------------------------------
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

     (b) Security Ownership of Management. The ownership of Common Stock by officers and directors is set forth in the table below. Included in the table are the maximum number of shares of the Registrant's Common Stock which might be deemed to be beneficially owned under the rules of the Securities and Exchange Commission by each nominee and director and by the officers and the directors of the Registrant as a group. The number of shares beneficially owned by each individual and each group includes shares subject to option to purchase and the computation of the percentage owned assumes exercise of such options. The text below the table sets forth certain information as to the extent to which beneficial ownership consists of the right to acquire the Registrant's Common Stock. The information is as of February 24, 1999.

                            Amount and Nature of              Percent
Name and Address            Beneficial Ownership              of Class
-------------------------------------------------------------------------
James J. Melfi Jr. (1)      Direct, Indirect and Option
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

Item 12.  Certain Relationships and Related Transactions.

    (a) Transactions with management and others. The Melfi Family Trust, which is part of the estate of Mr. James J. Melfi, Sr., loaned the Registrant $695,000 in 1991. These funds were used by the Registrant to purchase 20% of the stock in JPL Industries Pte. Ltd., a Singapore company organized in 1991.
The terms of the agreement between the Melfi Family Trust and the Registrant call for a five year note at 10% interest, which was prime plus 0.5% at the time of the loan, and a warrant to purchase 60,000 shares of the common stock of the Registrant.
In addition, several times during 1991, Ruth Ann Melfi, deceased, the wife of the Registrant's former Chairman James J. Melfi, Sr., lent the Registrant working capital. In order to conserve cash the Registrant has not fully repaid this loan.
The outstanding balance of the loan at November 30, 1998 was $145,000, interest was paid through November 30, 1996. The interest rate on this loan is 10% per annum. Both of these loans are secured by the stock in JPL Industries, Reserve Minerals Corporation, Reserve Rossborough Corporation, and Reserve Rossborough Ventures Corporation.

One of the Registrant's subsidiaries, L-Bar Products, Inc., which is currently in Chapter 7 bankruptcy liquidation, had a supply arrangement with Northwest Alloys, Inc., to process and market certain waste products from Northwest Alloys' magnesium plant in Addy Washington. Northwest Alloys lent funds to L-Bar for the rehabilitation of L-Bar's Chewelah Washington facility. At November 30, 1998, L-Bar Products owed Northwest Alloys $3.7 million plus accrued interest (before the settlement agreement related to the bankruptcy as described in Item 3 above).

(b) Pursuant to certain promissory notes to the Registrant, James J. Melfi, Jr., Frank C. Melfi and William J. Melfi have borrowed $113,745, $220,140 and $144,900, respectively between 1991 and 1998. The notes are unsecured with an interest rate of 7% and are due January 31, 2000.

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

                      RESERVE INDUSTRIES CORPORATION
                      ------------------------------
                             (Registrant)


By /s/ William J. Melfi
   -------------------------------
   Willian J. Melfi, Vice President
   Finance and Administration
   (Principal Financial Officer)

Date February 25, 1999
    -------------------

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and the capacities and on the dates indicated.


Date February 25, 1999             By /s/ James J. Melfi, Jr.
    ------------------                ----------------------------
                                      James J. Melfi, Jr. Director
                                      Chairman of the Board

Date February 25, 1999             By /s/ Frank C. Melfi
    ------------------                ----------------------------
                                      Frank C. Melfi, Director and
                                      President (Principal Executive
                                      Officer)

Date February 25, 1999             By /s/ William J. Melfi
    ------------------                ------------------------------
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

10.8           Agreement with Northwest Alloys dated January 1, 1985**

10.9           Agreement with Meridian Minerals Company dated July 1, 1987**

10.10	         Agreement and Plan of Acquisition of Interest of
               Rossborough Manufacturing Company dated August 11, 1987**

10.11 Sales agreement between L-Bar Products, Incorporated and La Porte Metal Processing Venture dated September 1, 1987, subject to confidential treatment**

10.12          1987 Incentive Stock Option Plan**

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

10.16 Agreement between L-Bar Canada, Inc. and Norsk Hydro Canada, Inc. dated March 23, 1989**

10.17 Dispute Resolution Agreement between Reserve Industries Corporation and Rossborough et al, dated October 11, 1993**

10.18          Settlement and Release Agreement between L-Bar Products, Inc.
               and La Porte Metal Processing Venture et al, dated
               September 1, 1993**

10.19 Settlement and Release Agreement between Reserve Industries Corporation and Northwest Alloys, Inc., dated January 28, 1999**

11.            Not Applicable

12.            Not Applicable

13.            Not Applicable

16.            Not Applicable

18.            Not Applicable

19.            Not Applicable

21.            List of Subsidiaries*

22.            Not Applicable

23.            Not Applicable

24.            Not Applicable

25.            Not Applicable

27.            Financial Data Schedule*

28.            Not Applicable

29.            Not Applicable

*    These exhibits are filed electronically with the report.

**   These exhibits were filed as indicated below and are
incorporated herein by this reference thereto:

3.1            1982 10K - Exhibit  3.1
3.2            1987 10K - Exhibit  3.2
4.1            1986 10K - Exhibit  4.1
4.2            1987 10K - Exhibit  4.2
4.3            8K filed August 1990
4.4            1991 10K - Exhibit  4.4
4.5            1992 10K - Exhibit  4.5
10.1           1982 10K - Exhibit 10.6
10.2           1982 10K - Exhibit 10.7
10.3           l976 Proxy Statement
10.4           1984 10K - Exhibit 10.13
10.5           1984 10K - Exhibit 10.14
10.6           1984 10K - Exhibit 10.15
10.7           1986 10k - Exhibit 10.7
10.8           1986 10k - Exhibit 10.8
10.9           1987 10K - Exhibit 10.9
10.10          1987 10K - Exhibit 10.10
10.11          1987 10K - Exhibit 10.11
10.12          1987 10K - Exhibit 10.12
10.12          1986 Proxy Statement
10.13          1986 Proxy Statement
10.14          1987 10K - Exhibit 10.14
10.15          1987 10K - Exhibit 10.15
10.16	         1989 10K - Exhibit 10.16
10.17	         1993 10KSB - Exhibit 10.17
10.18	         1993 10KSB - Exhibit 10.18
10.19	         August 31, 1998 10QSB/A - Exhibit 10.19

              RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                            Page
                                                            ----

Consolidated Balance Sheets - November 30, 1998 and 1997      1

Consolidated Statements of Income - For the years ended
  November 30, 1998 and 1997                                  2

Consolidated Statements of Cash Flows - For the years ended
  November 30, 1998 and 1997                                  3

Consolidated Statements of Stockholders' Investments -
  For the years ended November 30, 1998 and 1997              4

Notes to Consolidated Financial Statements             			    5-12

All other schedules are omitted as the required information is not applicable or the information is presented in the accompanying consolidated financial statements or related notes.

            RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                     NOVEMBER 30, 1998 AND 1997

ASSETS                                               1998          1997
CURRENT ASSETS:
Cash and cash equivalents (Note 2)                   $    41,220  $   653,906
Receivables, less allowance for
 doubtful accounts of $46,332 in 1998  and 1997          160,568      159,751
Receivables from affiliates and
related parties (Note 12)                                489,544      516,430
Inventories (Notes 1 and 3)                              216,950       99,493
Prepaid expenses and deposits                             26,976       28,048
                                                     -----------  -----------
     Total current assets                                935,258    1,457,628

PROPERTY, PLANT AND EQUIPMENT, at cost
 (Notes 1 and 4)                                       3,778,532    4,119,171
  Less accumulated depreciation and depletion         (1,131,668)  (1,252,112)
                                                     -----------  -----------
                                                       2,646,864    2,867,059

INVESTMENT IN UNCONSOLIDATED AFFILIATES (Note 5)       4,030,523    5,377,316
                                                     -----------  -----------
     Total assets                                    $ 7,612,645  $ 9,702,003
                                                     ===========  ===========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Short-term debt related party                      $   175,000  $   145,000
  Short-term debt                                           -          47,581
  Current portion of long-term debt (Note 10)            954,340      943,979
  Trade accounts payable                                 295,206      396,985
  Deferred obligations to related parties (Note 12)    2,658,110    2,340,310
  Other current liabilities (Note 9)                     601,441      593,560
                                                     -----------  -----------
     Total current liabilities                         4,684,097    4,467,415

LONG-TERM DEBT, less current portion (Note 10)            32,369      269,464

DISCONTINUED OPERATIONS  -  L-Bar Products (Note 6)      973,246      973,246

STOCKHOLDERS' INVESTMENT:
  Common stock, $1.00 par value. Authorized 6,000,000
   shares, issued and outstanding 3,203,763 shares in
   1998 and 1997 (Note 7)                              3,203,763    3,203,763
  Additional paid-in capital                           7,458,718    7,458,718
  Accumulated deficit                                 (8,739,548)  (6,670,603)
                                                     -----------  -----------
     Total stockholders' investment                    1,922,933    3,991,878

      Total liabilities and stockholders' investment $ 7,612,645  $ 9,702,003
                                                     ===========  ===========

   The accompanying notes are an integral part of these consolidated statements. The 1998 and 1997 financial information is unaudited.

               RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED NOVEMBER 30, 1998 AND 1997

                                                     1998         1997
REVENUES:
  Sales                                              $ 1,133,280  $ 1,492,238
  Investment income                                        8,396       12,396
  Gain (loss) on sales:
   Stock                                                    -         408,245
   Property and equipment                                (11,092)       1,510
  Income (loss) from affiliates:
   Dividends and interest                                 11,011       18,827
   Equity in earnings                                   (992,506)   1,625,515
   Consulting fees                                        60,000       60,000
  Other                                                      341          116
                                                     -----------  -----------
     Total revenues                                      209,430    3,618,847

COSTS AND EXPENSES:
  Cost of sales                                          948,072    1,310,268
  General and administration                             865,784      891,396
  Interest                                               145,761      161,272
  Depreciation and amortization                          243,213      225,229
  Abandonment of foreign operations                       75,545         -
                                                     -----------  -----------
     Total costs and expenses                          2,278,375    2,588,165

     Income from continuing operations                (2,068,945)   1,030,682

PROVISION FOR INCOME TAXES:                                 -         130,000
                                                     -----------  -----------
     Income before extraordinary item                 (2,068,945)     900,682

EXTRAORDINARY ITEMS:

  Reduction of income taxes from
   net operating loss carryforward                          -          96,000
                                                     -----------  -----------
     Net income                                      $(2,068,945) $   996,682
                                                     ===========  ===========

EARNINGS PER SHARE:
  Income before extraordinary item                   $    	(0.65	 $      0.28
  Extraordinary item                                        -            0.03
                                                     -----------  -----------
     Net income per share                            $     (0.65) $      0.31
                                                     ===========  ===========

Weighted Average Number of Shares of
  Common Stock Outstanding                             3,203,763   	3,203,763
                                                     ===========  ===========

     The accompanying notes are an integral part of these consolidated statements. The 1998 and 1997 financial information is unaudited.

             RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED NOVEMBER 30, 1998 AND 1997

                                                     1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income from continuing operations        $(2,068,945) $  	996,682
 Adjustments to reconcile net income from continuing
  operations to net cash provided by operating
  activities:
   Depreciation and amortization                         243,213      225,229
   Equity in loss (earnings) of affiliates               992,506   (1,625,515)
   Cash distribution from affiliates                     354,287    1,112,377
   Foreign fixed asset abandonment                        61,911         -
   Cash received on sale of fixed assets                  60,413         -
   Loss on sale of fixed assets                           11,092         -
   Changes in assets and liabilities:
    Decrease (increase) in receivables                    26,069       (8,707)
    (Increase) in inventories                             (5,395)       6,920)
    (Increase) decrease in other current assets         (110,990)         433
    Decrease in other investment                            -          55,710
    Increase (decrease) in trade accounts payable       (101,779)     129,122
    Increase in accrued officer salaries                 317,800      293,952
    Increase in other current liabilities                  7,881       46,459
                                                     -----------  -----------
     Total adjustments                                 1,857,008      222,140

  Net cash provided (used) by operating activities   $  (211,937) $ 1,218,822

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures - Net                         $ 	(156,434)	$ 	(373,029)
                                                     -----------  -----------
     Net cash (used) by investing activities         $ 	(156,434)	$ 	(373,029)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) in short-term debt                      $   (17,581) $      -
  (Decrease) in long-term debt                          (226,734)    (207,219)
                                                     -----------  -----------
     Net cash (used) provided by financing
      activities                                     $ 	(244,315) $  (207,219)

     Net (decrease) increase in cash and cash
      equivalents                                    $  (612,686) $   638,574

Cash and cash equivalents at the beginning of the year			653,906       15,332
Cash and cash equivalents at the end of the year     $    41,220 	$  	653,906
                                                     ===========  ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest             $    46,657  $    61,662

     The accompanying notes are an integral part of these consolidated statements. The 1998 and 1997 financial information is unaudited.

              RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
            FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996


                        Common Stock					Additional
                  $1 Par Value						       Paid-In 			Accumulated
                    		Shares			Amount			   Capital		  	Deficit	   		Total
BALANCES:
November 30, 1996 3,203,763	$	3,203,763	$	7,458,718	$(7,667,284) $	2,995,197

Common stock issued
 during 1997           -           -           -           -            -

Net income 		   	      -			        -			        -     			996,682   			996,682
                  --------- ----------- ----------- -----------  -----------
BALANCES:
November 30, 1997 3,203,763 $	3,203,763 $	7,458,718 $(6,670,602) $	3,991,879

Common stock issued
  during 1998:         -           -           -           -            -

Net income             -           -           -     (2,068,945)  (2,068,945)
                  --------- ----------- ----------- -----------  -----------
BALANCES:
November 30, 1998	3,203,763 $ 3,203,763 $ 7,458,718 $(8,739,547) $ 1,922,934
                  ========= =========== =========== ===========  ===========

     The accompanying notes are an integral part of these consolidated statements. The 1998, 1997 and 1996 financial information is unaudited.

                 INDUSTRIES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED NOVEMBER 30, 1998 AND 1997

(l)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Reserve Industries Corporation, a New Mexico corporation, and its wholly owned subsidiaries, Reserve Silica Corporation, Reserve Abrasives Limited, Incorporated, Reserve Rossborough Corporation, Reserve Rossborough Ventures Corporation, Reserve Minerals Corporation , Reserve Trisal, Inc., L-Bar Canada Inc., and L-Bar Products Incorporated, (collectively "the Company").

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

At November 30, 1997, the Company had on deposit in a foreign country $10,177, which is restricted from transfer out of the country to the extent of the foreign subsidiary's retained earnings. Cash transfers out of the foreign country are subject to a withholding tax.

(3)	INVENTORIES:

Inventories consist of the following at November 30:

                                                        1998        1997
                                                     ----------- ----------
 Raw materials                                       $   112,062 $      101
 Finished products                                       102,091     62,327
 Supplies and packaging                                    2,797     37,065
                                                     ----------- ----------
                                                     $   216,950 $   99,493

(4)	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following at November 30:

                                                        1998         1997
                                                     -----------  -----------
 Machinery and equipment                             $ 1,872,130  $ 2,212,769
 Mineral properties                                    1,906,402    1,906,402
                                                     -----------  -----------
                                                     $ 3,778,530  $ 4,119,171

(5)	INVESTMENT IN UNCONSOLIDATED AFFILIATES:

     Rossborough Manufacturing Company and Rossborough Manufacturing Co. L. P.

The Company owns a 40% stock interest in Rossborough Manufacturing Company (Rossborough Co.), through its wholly owned subsidiary, Reserve Rossborough Corporation and a 20% limited partnership interest in Rossborough Manufacturing Co. L.P. (Rossborough L.P.) , through its wholly owned subsidiary, Reserve Rossborough Ventures Corporation. Rossborough Co. is the general partner of and owns 60% of Rossborough L.P. As a result the Company's net interest in Rossborough L.P. is 44%. Rossborough L.P. is in the business of providing products and services to the steel and foundry industries.

Investment in unconsolidated affiliates includes equity in undistributed earnings. Included in the Company's earnings are equity in earnings of affiliates and consulting income and the Company plans to reinvest its undistributed equity earnings in those affiliates. At November 30, 1998 and 1997 the Company had $2,012,744 and $3,359,537 of undistributed earnings of Rossborough Co. and Rossborough L.P. included in retained earnings, respectively. The equity in undistributed earnings of Rossborough Co. and Rossborough L.P. recorded by the Company are based on financial statements audited by independent public accountants.

Certain parts of raw material inventory is accounted for using the last-in, first-out (LIFO) method to more appropriately reflect the inflationary cost increases of certain products. The effect of the change in 1998 and 1997 was to increase (reduce) the carrying value of inventory and net income by approximately $466,000 and $811,000, respectively. At November 30, 1998 and 1997, 79% and 78%, respectively, of the inventory is valued using the LIFO method of accounting.

The financial information of Rossborough L.P. is summarized below for the periods ended November 30:

                                                       1998        1996
                                                  ------------  ------------
 Net sales                                        $ 49,970,066  $ 56,072,769
 Gross profit                                     $  7,489,949  $ 10,722,902
 Net partnership Income (loss)                    $ (2,858,231) $  3,661,131
                                                  ============  ============

 Total current assets                             $ 13,295,859  $ 20,282,759
 Fixed and other assets                              6,169,279     6,147,480
                                                  ------------  ------------
 Total assets                                     $ 19,803,430  $ 26,430,439
                                                  ============  ============

 Current liabilities                              $  5,356,464  $ 11,425,644
 Total long-term liabilities                         8,767,147     6,030,289
 Minority Interest                                     959,101       865,468
 Total partnership capital                           4,720,718     8,109,038
                                                  ------------  ------------
 Total liabilities and partnership capital        $ 19,803,430  $ 26,430,439
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

Subsequent to the fiscal year end, an agreement to settle the litigation related to L-Bar Products was reached and notice was sent to the creditors (as described in Item 3 of the Form 10KSB). If the settlement agreement is approved by the court, the Trustee will proceed to liquidate L-Bar Products.

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

     Summary financial information

The balance sheet of L-Bar Products is summarized below for the periods ended November 30:

                                                         1998         1997
                                                     -----------  -----------
Current assets                                       $   454,194  $   454,194
Plant, Property & Equip, net of depreciation           6,082,181    6,593,313
Contractual rights and other assets                      810,956      810,956
                                                     -----------  -----------
                                                     $ 7,347,331  $ 7,347,331
                                                     ===========  ===========

Current liabilities                                  $ 3,342,770  $ 3,342,770
Long-term debt, less current portion                   3,477,807    3,477,807
Deferred gain on issuance of stock for debt            1,500,000    1,500,000
                                                     -----------  -----------
                                                     $ 8,320,577  $ 8,320,577

Net liability                                        $   973,246  $   973,246
                                                     ===========  ===========

(7)	STOCK OPTIONS:

The Company has two active stock option plans; the 1987 Incentive Stock Option Plan (1987 ISO Plan) and the 1987 Non qualified Stock Option Plan (1987 Non qualified Plan). The 1987 ISO Plan provides for the issuance of options to key employees to purchase up to 90,000 shares in aggregate of the Company's common stock. Under the 1987 ISO Plan options for 55,500 shares were outstanding at $1.00 to $3.25 per share, all of which are exercisable. The 1987 Non qualified Plan provides for the issuance of options to officers and directors, who can not participate in the 1987 ISO Plan, to purchase up to 25,000 shares in aggregate of the Company's common stock. Under the 1987 Non qualified Plan, at November 30, 1998, options for 21,500 shares were outstanding at $1.625 to $3.00 per share, all of which are exercisable. All option plans provide that the option price must be equal to or greater than the market price at the date of grant. No options were exercised under the plans during 1998 and 1997.

(8)	INCOME TAXES:

At November 30, 1998 the Company had net operating loss carryforwards of approximately $10.6 million which will expire between 2000 and 2012. Certain differences exist between the net operating loss carryforwards available for financial statement purposes and for Federal income tax return purposes due to differing treatments of dividend income, depreciation, exploration and development costs, goodwill and deferred compensation. At November 30, 1998 the Company had investment tax and new jobs tax credit carryforwards of approximately $8,125 which will expire between 1998 and 2001.

Due to losses from continuing operations in 1998, there is no tax expense computed for that year. Because of the Company's net operating loss carryforward, the Company did not present the net tax effect of the losses from discontinued operations. Due to timing differences, the taxable income for 1997 is approximately $314,000. The table below shows the composition of the income tax expense (benefit):

                                                       1998        1997
                                                     --------    --------
 Current federal income tax                          $ (630.7)   $  (18.0)
	Accrual for wages not yet paid                         123.9       114.0
 Partnership income in excess of equity income            -           -
 Accrual for State Income tax                            80.8        34.0
 (Reduction) addition to federal
  income tax loss carryforward                          426.0       (96.0)
                                                     --------    --------
                                                     $    -      $   34.0
                                                     ========    ========

(9)	OTHER CURRENT LIABILITIES:

Other current liabilities consist of the following at November 30:

                                                        1998         1997
                                                     ----------   ----------
 Accrued interest                                    $  469,597   $  380,882
 Other current liabilities                              131,844      579,101
                                                     ----------   ----------
                                                     $  601,441   $  959,986
                                                     ==========   ==========

(10)	DEBT:

Long-term debt consists of the following at November 30:

                                                         1998        1997
                                                     -----------  -----------
Term loan, due December 31, 1997, with annual
interest payments at 10% secured by the stock in
JPL Industries, Reserve Minerals Corporation,
Reserve Rossborough Corporation, Reserve Rossborough
Ventures Corporation and Industrial
Mineral Products (Phil)see Notes 5 and 12.           $   695,000  $   695,000

Other notes                                              119,218      119,218
Capital leases                                           172,491      399,225
                                                     -----------  -----------
                                                         986,709    1,213,443
    Less current portion                                 954,340      943,979
                                                     -----------  -----------
                                                     $    32,369  $   269,464
                                                     ===========  ===========

The long-term debt payment schedule consists of the following at November 30, 1998

     1999                                            $   954,340
     2000                                                 32,369
     2001 or later                                          -
                                                     -----------
                                                     $   986,709

The net book value of the assets leased pursuant to capital lease arrangements was $394,751 as of November 30, 1998.

(11)	BUSINESS SEGMENTS:

The Company operates in the industrial products and corporate business segments. These business segments are described in
Note 1 under Business Segments. In fiscal year 1998, the Company had three customers in the industrial products segment that accounted for net sales of 39.7% ($471,438), 17.8% ($211,141) and 11.7% ($138,993), respectively. In fiscal year 1997, the Company had two customers in the industrial products segment that accounted for net sales of 57.9% ($887,036) and 18.2% ($279,572), respectively.

Identifiable assets by segment are those assets involved in the operation of the segment. Corporate assets are cash and cash equivalents, security investments, mineral properties, equity investments and other assets.

The following tables summarize the operations, identifiable assets and capital expenditures by industry segment as of November 30:

                                                        1998         1997
                                                     -----------  -----------
Net sales and revenues:
Industrial Products - Silica sand                    $ 1,133,280  $ 1,492,238
Industrial Products - Abrasives/Other                      8,396       12,396
Corporate                                                    260      428,698
Equity in earnings from affiliates                      (932,506)   1,685,515
                                                     -----------  -----------
                                                     $   209,430  $ 3,618,847
Segment operating income:
Industrial Products - Silica sand                    $   185,207  $   181,549
Industrial Products - Abrasives/Other                      8,396       12,396
Corporate                                                    260      429,119
Equity in (loss) earnings from affiliates               (932,506)   1,685,515
                                                     -----------  -----------
                                                        (738,643)   2,308,579
Corporate and other expenses:
General and administration                               865,784      891,396
Depreciation and amortization - Industrial products      224,084      215,659
Depreciation and amortization - Corporate                 19,128        9,570
Interest expense                                         145,761      161,272
Abandonment Foreign assets                                75,545         -
                                                     -----------  -----------
                                                       1,330,302    1,277,897
(Loss) income from continuing operations             $(2,068,945) $ 1,030,682
                                                     ===========  ===========

Identifiable assets - Industrial Products            $ 1,982,747  $ 2,701,224
Identifiable assets - Corporate                        5,629,898    7,000,779
                                                     -----------  -----------
                                                     $ 7,612,645  $ 9,702,003
                                                     ===========  ===========

Capital expenditures - Industrial Products           $   129,327  $   373,029
Capital expenditures - Corporate                          27,110         -
                                                     -----------  -----------
                                                     $   156,434  $   373,029
                                                     ===========  ===========

The following table summarizes financial data by geographic area as of November 30:

Sales:
  United States                                      $ 1,133,280  $ 1,492,238
  Far East                                                 8,396       12,396
                                                     -----------  -----------
                                                     $ 1,141,676  $ 1,504,634
                                                     ===========  ===========
Operating profit (loss):
  United States                                      $  (747,039) $ 2,296,183
  Far East                                                 8,396       12,396
                                                     -----------  -----------
                                                     $  (738,643) $ 2,308,579
                                                     ===========  ===========
Identifiable Assets:
  United States                                      $ 6,920,406  $ 8,841,630
  Far East                                               692,239      860,373
                                                     -----------  -----------
                                                     $ 7,612,645  $ 9,702,003
                                                     ===========  ===========

(12)	 COMMITMENTS AND CONTINGENCIES:

     Environmental Matters

The WDOE named the Company and L-Bar Products as potentially liable persons (PLP) for part of the cleanup related to the Chewelah site. Under the terms of the Settlement Agreement described above, Northwest Alloys has agreed to clean up the site in accordance with a plan approved by the WDOE. The WDOE has a right under MTCA to try to collect unreimbursed past (estimated to be less than $200,000) or continuing oversight costs from PLP's. The Registrant is not aware of what arrangements the WDOE has made with Northwest Alloys in regard to the payment of these oversight costs. In the event that Northwest Alloys failed to perform under the cleanup agreement with the WDOE, the WDOE would have a right under MTCA to try to require the Company to pay for the cleanup. The Registrant denies that it is a PLP for the Chewelah site.

The basis for naming L-Bar Products was its status as site owner/operator. The basis for naming the Company is the alleged responsibility of the parent corporation. It is management's opinion that the Company was a separate entity from L-Bar Products and is not responsible as a PLP for any costs related to the cleanup at the site. Therefore no amounts have been accrued for this matter in the accompanying financial statements.

    Deferred Compensation

The Company has a deferred compensation plan for its deceased chairman's spouse who died during January 16, 1998 and the plan was terminated on that date. The payment of this benefit is pursuant to a management contract which provides for monthly disbursements. adjusted annually for inflation. The obligation, originally recorded based on applicable mortality rates, was exhausted during the fiscal year ended November 30, 1991. Payments made in excess of the obligation recorded have been expensed when either paid or accrued.

Amounts due under the plan were accrued, but no payments were made in 1998, 1997, 1996, 1995, 1993 and 1992 because the
Company has been conserving its cash. In 1998 and 1997, the accrued deferred compensation amounted to $296,228 and $285,521, respectively.

     	Cash Flow Requirements

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is generating revenues from its continuing operations and the current level of cash flow is sufficient to sustain operations and a portion of its general and administrative expenses. The Company is conserving its cash and has not paid all of the compensation due to the officers and directors and, as described above, has accrued part of the deferred compensation. In 1998 and 1997, the accrued compensation due to the officers and directors amounted to $2,301,650 and $2,011,899, respectively.

During 1991, the Company borrowed $695,000 from the Melfi Family Trust, which is part of the estate of Mr. James J. Melfi, Sr., in order to purchase the equity interest in JPL Industries Pte. Ltd. In order to conserve cash. the Company has not paid all of the interest due on this loan. In 1998 and 1997, the accrued interest on the loan amounted to $448,867 and $377,087, respectively.

The Melfi family members have loaned working capital to the Company. The Company currently owes $145,000 plus accrued interest on these working capital loans. In 1998 and 1997, the accrued interest on these working capital loans amounted to $43,500 and $29,000, respectively.

Pursuant to promissory notes to the Company, officers have loans amounting to $478,785 and $449,285 in 1998 and 1997, respectively.

     Other

During the normal course of business, the Company has other commitments, lawsuits, claims and contingent liabilities.
However, Company management does not expect that any sum it may have to pay in connection with any of these matters would have a materially adverse effect on the consolidated financial position.