Form 10QSB
period 1999-02-28
RESERVE INDUSTRIES CORP /NM/
filed 1999-04-14
CIK 83347

U. S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                             FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended February 28, 1999
Commission file number 0-3492

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

Yes      X        No


State the number of shares of outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 12, 1999 - 3,203,763 shares $1.00 Par Value

                            INDEX
                            -----

                                                        Page No.
                                                        --------

PART I.   Financial Information

 Consolidated Balance Sheets
 February 28, 1999 and November 30, 1998                    1

 Consolidated Statements of Income
 First quarter ended
 February 28, 1999 and 1998                                 2

 Consolidated Statements of Cash Flows
 First quarter ended
 February 28, 1999 and 1998                                 3

 Footnotes to Consolidated Financial Statements             4

 Management's Discussion and Analysis or Plan of Operation  5-7

PART II.

 Other Information                                          7

              RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                  FEBRUARY 28, 1999 AND NOVEMBER 30, 1998
                              (UNAUDITED)


ASSETS                                                  1999            1998
CURRENT ASSETS:
 Cash and cash equivalents                          $     13,020  $     41,220
 Receivables, less allowance for doubtful accounts
  of $46,332 in 1999 and 1998                            147,195       160,568
 Receivables from affiliates and related parties         509,544       489,544
 Inventories                                             121,391       216,950
 Prepaid expenses and deposits                            20,312        26,976
                                                    ------------  ------------
     Total current assets                                811,462       935,258

PROPERTY, PLANT AND EQUIPMENT, at cost                 3,794,068     3,778,532
 Less accumulated depreciation and depletion          (1,184,277)   (1,131,668)
                                                    ------------  ------------
     Total property, plant and equipment               2,609,791     2,646,864

INVESTMENT IN UNCONSOLIDATED AFFILIATES                3,730,525     4,030,523
                                                    ------------  ------------
     Total assets                                   $  7,151,778  $  7,612,645
                                                    ============  ============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
 Short-term debt related party                      $    175,000  $    175,000
 Short-term debt                                            -             -
 Current portion of long-term debt                       925,324       954,340
 Trade accounts payable                                  287,362       295,206
 Deferred obligations to related parties               2,754,848     2,658,110
 Other current liabilities                               637,493       601,441
                                                    ------------  ------------
     Total current liabilities                         4,780,027     4,684,097

LONG-TERM DEBT, less current portion                     116,041        32,369

DISCONTINUED OPERATIONS -L-Bar Products                  973,246       973,246

STOCKHOLDERS' INVESTMENT:
 Common stock, $1.00 par value.  Authorized
  6,000,000 shares, issued and outstanding
  3,203,763 shares in 1999 and 1998                    3,203,763     3,203,763
 Additional paid-in capital                            7,458,718     7,458,718
 Accumulated deficit                                  (9,380,017)   (8,739,548)
                                                    ------------  ------------
    Total stockholders' investment                     1,282,464     1,922,933
                                                    ------------  ------------
    Total liabilities and stockholders' investment  $  7,151,778  $  7,612,645
                                                    ============  ============

     The accompanying notes are an integral part of these consolidated statements. The 1999 and 1998 financial information is unaudited.

            RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE FIRST QUARTER ENDED FEBRUARY 28, 1999 AND 1998
                              (UNAUDITED)

                                                       Three Months Ended
                                                           February 28
                                                         1999          1998
REVENUES:                                           ------------  ------------
 Sales                                              $    363,513  $    286,750
 Interest income                                              29         3,891
 Income from affiliates:
  Equity in (loss) earnings                             (299,998)      239,900
  Consulting fees                                         15,000        15,000
  Other	                                                   9,315           287
                                                    ------------  ------------
     Total revenues                                       87,859       545,828

COSTS AND EXPENSES:
 Cost of sales                                           377,736       289,811
 General and administration                              165,809       201,355
 Interest                                                 32,652        36,506
 Depreciation and amortization                            51,131        62,622
 Loss on investment                                      101,000          -
                                                    ------------  ------------
     Total costs and expenses                            728,328       590,294

      Income (loss) from continuing operations          (640,469)      (44,466)

PROVISION FOR INCOME TAXES:                                 -             -
                                                    ------------  ------------
     Income (loss) before extraordinary item            (640,469)      (44,466)

EXTRAORDINARY ITEM:
 Reduction of income taxes from
  net operating loss carryforward                           -             -
                                                    ------------  ------------
     Net income (loss)                              $   (640,469) $    (44,466)
                                                    ============= ============
EARNINGS (LOSS) PER SHARE:
 Income (loss) before extraordinary item            $      (0.20) $      (0.01)
 Extraordinary item                                          -             -
                                                    ------------- ------------
     Net income (loss) per share                    $      (0.20) $      (0.01)
                                                    ============= ============

  Weighted Average Number of Shares of
   Common Stock Outstanding                            3,203,763     3,203,763
                                                    ============  ============


    The accompanying notes are an integral part of these consolidated statements. The 1999 and 1998 financial information is unaudited.

             RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE FIRST QUARTER ENDED FEBRUARY 28, 1999 AND 1998
                               (UNAUDITED)

                                                       Three Months Ended
                                                           February 28
                                                         1999          1998
                                                    ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) from continuing operations              $   (640,469) $    (44,466)
 Adjustments to reconcile net income from
  continuing operations to net cash
  provided by operating activities:
   Depreciation and amortization                          52,609        62,222
   Loss (equity) in earnings of affiliates               299,998      (254,900)
   Cash distribution from affiliates                        -          196,811
   Changes in assets and liabilities:
    (Increase) decrease in receivables                    (6,627)        3,654
    Decrease (increase) in inventories                    95,559       (25,160)
    Decrease in other current assets                       6,664         5,723
    (Decrease) in trade accounts payable                  (7,844)     (265,264)
    Increase in accrued officers salaries
     and directors fees                                   96,738        31,977
    Increase in other current liabilities                 36,052        65,160
                                                    ------------  ------------
     Total adjustments                                   573,149      (179,777)

      Net cash (used) by operating activities            (67,320)     (224,243)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                    (15,536)      (25,091)
                                                    ------------  ------------
      Net cash (used) by investing activities            (15,536)      (25,091)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in long-term debt                    54,656       (46,081)
                                                    ------------  ------------
      Net cash provided (used)
       by financing activities                            54,656       (46,081)

  Net (decrease) in cash and cash equivalents       $    (28,200) $   (295,415)

Cash and cash equivalents at the beginning
  of the year                                       $     41,220  $    653,906
                                                    ------------  ------------
Cash and cash equivalents at the end of the quarter $     13,020  $    358,491
                                                    ============  ============


     The accompanying notes are an integral part of these consolidated statements. The 1999 and 1998 financial information is unaudited.

           FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying statements, which should be read in conjunction with the Consolidated Financial Statements included in the November 30, 1998 fiscal year end Annual Report filed on Form 10-KSB, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods, and are subject to audit at the close of the year. However, it is the opinion of the management of the Company that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of such periods have been included.

The Consolidated Financial Statements prepared for fiscal years 1998, 1997, 1996, 1995,1994, 1993, 1992 and 1991 were unaudited because the Company elected to not incur the expense of an audit and to conserve its cash for other corporate requirements.

In November 1992, the Company determined to discontinue the operations of L-Bar Products Incorporated (L-Bar), a wholly owned subsidiary.

Item 2.  Management's Discussion and Analysis or Plan of Operation

     Results of Operations

        First quarter ended February 28, 1999 compared with the first quarter ended February 28, 1998

For the first quarter ended February 28, 1999 the Company had a net loss from operations of $640,469 or $0.20 per share as compared to a net loss from operations of $44,466 or $0.01 per share for the same period last year.

The Company's revenues for the first quarter were $87,859 as compared to $590,294 the same period last year. The revenues decreased because of equity losses, which are not expect to improve until mid-year. The sales at the Company's silica sand operation increased primarily due to an increase in purchases by its glass customer. Sales to this customer will be lower in the second quarter as the Company installs equipment to lower the sand's iron content. Upon completion of the project sales volume should as a minimum return to 1997 levels (on a pro rata basis). The plant improvement program is scheduled to be completed by mid-1999.

The general and administration costs decreased from last year to $201,355 from $165,809 due to a reduction in legal and deferred compensation expenses. A nonrecurring expense of $101,000 was incurred as a settlement of some obligations related to L-Bar Products. Some of the expenses contained in the general and administrative costs pertaining to salaries of the officers and deferred compensation have been accrued but not paid as the Company is conserving its cash.

     Liquidity and Capital Resources

       Period from December 1, 1998 to February 28, 1999

The Company's net cash used by operating activities was $67,320 and $179,777 for the first quarter ended February 28, 1999 and 1998, respectively. The net cash used by investing activities was $15,536 and $25,091 for the first quarter ended February 28, 1999 and 1998, respectively. Most of the cash used by investing activities in 1998 and 1997 was for capital improvements to the sand project. The Company increased its long term debt
$54,656 and reduced its long term debt by $46,081 for the first quarter ended February 28, 1999 and 1998, respectively.

Working capital decreased $219,726 for the three months. The decrease in working capital includes salaries, directors fees, deferred compensation and certain interest charges which have been accrued but not paid. The working capital deficit increased as a result of the operating losses. As part of the Company's program to conserve cash in order to operate the Company, part of the salaries due to the officers of the Company, all of the deferred compensation due to the deceased chairman's spouse (ending in January 1998) and the part of the interest due on certain loans were accrued but not paid. As of November 30, 1998, these accruals (salaries, deferred compensation and deferred interest) exceeded $2.7 million.

The Company plans to spend approximately $550,000 in 1999 on capital improvements to the sand plant and expects to fund this through additional borrowing. The Company plans to continue to accrue part of the obligations described in the above paragraph and expects to continue to generate sufficient cash flow to operate.

      Year 2000 (Y2K).

The Comany uses a packaged accounting system, which the vendor has represented to be Y2K compliant. However, the Company plans to purchase and install some module upgrades later in the year. The Company is in the process of receiving Y2K compliant software upgrades to its payroll system. The Company in the process of contacting its primary customers to determine if they are Y2K compliant.

The Company's significant subsidiary also uses a packaged accounting software system, which the developer has represented to be Y2K compliant. Affected systems include the significant subsidiary's management information system, certain manufacturing equipment, certain owned equipment in the field and other office equipment. The significant subsidiary has implemented a Y2K task force to address all related Y2K issues and estimates it is 90% complete of all testing and corrections as of February 28, 1999. The significant subsidiary also believes it will be fully compliant by May 31, 1999.

Management believes that Y2K will not have a material effect on the Company or its significant subsidiary or its results of operation. Because the information technology system at the significant subsidiary was recently upgraded in the normal course of operations, the costs of Y2K compliance are not expected to material.

The Company and its significant subsidiary are taking all reasonable steps to ensure Y2K compliance. However, this ability may be dependent on other parties and the Company and its significant subsidiary can not provide assurance that there will not be problems.

     Forward-Looking Statements.

The Company may from time to time make written or oral "forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in this Form 10KSB and in other documents filed by the Company with the Securities and Exchange Commission and in its reports to stockholders, as well as elsewhere. "Forward-looking statements" are statements such as those contained in projections, plans, objectives, estimates, statements of future economic performance, and assumptions related to any of the forgoing, and may be identified by the use of forward-looking terminology, such as "may", "expect", "anticipate", "estimate", "goal", "continued", or other comparable terminology. By their very nature, forward-looking statements are subject to known and unknown risks and uncertainties relating to the Company's future performance that may cause the actual results, performance or achievements of the Company, or industry results, to differ materially from those expressed or implied in such
"forward-looking statements".   Any such statement is qualified
by reference to the following cautionary statements.

The Company's business operates in highly competitive markets and is subject to changes in general economic conditions, competition, customer and market preferences, government regulation, the impact of tax regulation, foreign exchange rate fluctuations, the degree of market acceptance of the products, the uncertainties of potential litigation, as well as other risks and uncertainties detailed elsewhere herein and from time to time in the Company's Securities and Exchange Commission filings. This Form 10QSB contains forward looking statements, particularly in the following sections: Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, in some of the footnotes to the financial statements and in Part II, item 1 Litigation. Actual results could differ materially from those projected in the forward looking statements as a result of known and unknown risks, uncertainties, and other factors, including but not limited to the plans to lower the iron content of the dried sand and the Court approval of the Agreement to Settle litigation, market acceptance of the Company's products and services, changes in expected research and development requirements, and the effects of changing economic conditions and business conditions generally. The Company does not undertake and assumes no obligation to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

                          PART II
                     OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and L-Bar Products, Inc., its wholly owned subsidiary, have reached an agreement to settle all litigation with Northwest Alloys, Inc. On March 12, 1999 the Court approved the settlement. The Trustee is proceeding to carry out the terms of the agreement.

Item 2.  Changes in Securities

     Not Applicable

Item 3.  Defaults upon Senior Securities

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5.  Other Information

     Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits - Exhibit 27

    (b)  Reports - none

                          SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     RESERVE INDUSTRIES CORPORATION
                                     ------------------------------
                                             (Registrant)


                                     /s/   William J. Melfi
                                     ----------------------------------------
                                     William J. Melfi, Vice President Finance
                                      and Administration
                                     (Principal Financial and Accounting
                                      Officer and Authorized Officer)


Date: April 12, 1999