Form 10QSB
period 1999-05-31
RESERVE INDUSTRIES CORP /NM/
filed 1999-07-16
CIK 83347

                U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                               FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

	For the quarterly period ended May 31, 1999

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

Yes  X   No

	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of July 8, 1999 - 2,703,763 shares $1.00 Par Value

             RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                   MAY 31, 1999 AND NOVEMBER 30, 1998
                               (UNAUDITED)


ASSETS                                                    1999        1998
CURRENT ASSETS:                                       -----------  -----------
  Cash and cash equivalents                           $    52,324  $    41,220
  Receivables, less allowance for doubtful accounts
   of $5,050 in 1999 and $46,332 in 1998                  455,536      160,568
  Receivables from affiliates and related parties         527,544      489,544
  Inventories                                              78,451      216,950
  Prepaid expenses and deposits                            22,091       26,976
                                                      -----------  -----------
     Total current assets                               1,135,946      935,258

PROPERTY, PLANT AND EQUIPMENT, at cost                  2,736,067    3,778,532
  Less accumulated depreciation and depletion          (1,234,561)  (1,131,668)
                                                      -----------  -----------
     Total property, plant and equipment                1,501,506    2,646,864

INVESTMENT IN UNCONSOLIDATED AFFILIATES                 3,460,461    4,030,523

     Total assets                                     $ 6,097,913   $7,612,645
                                                      ===========  ===========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Short-term debt related party                       $   175,000  $   175,000
  Current portion of long-term debt                       880,403      954,340
  Trade accounts payable                                  475,230      295,206
  Deferred obligations to related parties               2,853,560    2,658,110
  Other current liabilities                               651,138      601,441
                                                      -----------  -----------
     Total current liabilities	                         5,035,331    4,684,097

LONG-TERM DEBT, less current portion                      136,854       32,369

DISCONTINUED OPERATIONS - L-Bar Products                     -         973,246

STOCKHOLDERS' INVESTMENT:
  Common stock, $1.00 par value. Authorized  6,000,000
   shares, issued and outstanding 2,703,763
   shares in 1999 and 3,203,763 in 1998	                2,703,763    3,203,763
  Additional paid-in capital                            7,958,718    7,458,718
  Accumulated deficit                                  (9,736,753)  (8,739,548)
                                                      -----------  -----------
     Total stockholders' investment                       925,728    1,922,933

     Total liabilities and stockholders' investment   $ 6,097,913  $ 7,612,645
                                                      ===========  ===========

     The accompanying notes are an integral part of these consolidated statements. The 1999 and 1998 financial information is unaudited.

            RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
             FOR THE SECOND QUARTER AND SIX MONTHS ENDED
                      MAY 31, 1999 AND 1998
                            (UNAUDITED)
                                      Second Quarter Ended  Six Months Ended
                                             MAY 31	             MAY 31

                                        1999      1998       1999       1998
REVENUES:                          ---------- ---------- ---------- ----------
  Sales                            $  293,371 $  266,630 $  656,884 $  553,380
  Interest income                         775      3,197        804      7,090
  Gain on sale of equipment              -         2,006       -         2,006
  Income (loss) from affiliates:
   Equity in earnings                (270,064)   183,885   (570,062)   423,785
   Consulting fees                     15,000     15,000     30,000     30,000
  Other income                           -          -         9,315        287
                                   ---------- ---------- ---------- ----------
     Total revenues                    39,082    470,718    126,941  1,016,548

COSTS AND EXPENSES:
  Cost of sales	                      305,306    236,668    683,042    526,479
  General and administration          162,847    208,772    328,656    410,128
  Interest                             32,167     35,087     64,819     71,593
  Depreciation and amortization        50,284     63,478    101,415    126,100
  Loss on investment                     -          -       101,000       -
  Loss on sale of property            817,110       -       817,110       -
                                  ----------- ---------- ---------- ----------
     Total costs and expenses       1,367,714    544,005  2,096,042  1,134,300

     Pretax income (loss)
      from continuing operations   (1,328,632)   (73,287)(1,969,101)  (117,752)

Provision for income taxes               -          -          -          -
     Net income (loss)
      from continuing operations  $(1,328,632)$  (73,287)$(1,969,101)$(117,752)

DISCONTINUED OPERATIONS:
  Reduction in reserve for
    estimated losses                  973,246       -        973,246      	-

      Net income (loss)           $  (355,386)$  (73,287)$  (995,855)$(117,752)

EARNINGS (LOSS) PER SHARE:
  Income (loss) from
   continuing operations          $    (0.42) $   (0.02) $    (0.62) $  (0.04)
  Income from
   discontinued operations	             0.31	       -          0.31       -
                                  ----------  ---------  ----------  --------
  Net income (loss) per share     $    (0.11) $   (0.02) $    (0.32) $  (0.04)

  Weighted Average Number of Shares of
   Common Stock Outstanding         3,161,297  3,203,763  3,161,297  3,203,763

     The accompanying notes are an integral part of these consolidated statements. The 1999 and 1998 Financial Information is Unaudited.

              RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED MAY 31, 1999 AND 1998
                            (UNAUDITED)
                                                           Six Months Ended
                                                                May 31
                                                            1999      1998
CASH FLOWS FROM OPERATING ACTIVITIES:                   ----------  ----------
  Net income (loss)                                     $ (995,855) $ (117,752)
  Adjustments to reconcile net income (loss)
   to net cash provided (used) by operating activities:
    Depreciation and amortization                          101,415     126,100
    Loss from sale of property                             817,110        -
    Decrease in reserve for losses from
     discontinued operations                              (973,246)       -
    Equity decrease (increase) in
     earnings of affiliates                                570,062    (453,785)
    Cash distribution from affiliates                         -        303,005
    Changes in current assets and liabilities:
     (Increase) in receivables                            (294,968)    (18,174)
     Decrease (increase) in inventories	                   138,499     (28,749)
     Increase in other current assets                      (33,115)    (13,091)
     Increase (decrease) in trade accounts payable         180,024    (269,290)
     Increase in accrued officers salaries
      & director fees                                      195,450      86,955
     Increase in other current liabilities                  49,697      24,290
                                                        ----------  ----------
     Total adjustments                                     750,928    (242,739)

     Net cash provided (used) by operating activities     (244,927)   (360,491)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property                           600,000        -
  Capital expenditures                                    (374,517)    (53,980)
                                                        ----------  ----------
     Net cash provided (used) by investing activities      225,483     (53,980)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) in short-term debt                            (73,937)       -
  Increase (decrease) in long-term debt                    104,485     (93,139)
                                                        ----------  -----------
     Net cash provided (used) by financing activities       30,548     (93,139)

     Net increase (decrease) in cash and
      cash equivalents                                  $   11,104  $ (507,610)

Cash and cash equivalents at the beginning of the year      41,220     653,906
Cash and cash equivalents at the end of the quarter     $   52,324  $  146,296

     The accompanying notes are an integral part of these consolidated statements. The 1999 and 1998 financial information is unaudited.

                              INDEX

                                                             Page No.
                                                             --------
PART I.	Financial Information

	Consolidated Balance Sheets
	May 31, 1999 and November 30, 1998                              1

	Consolidated Statements of Income
	Second quarter and six months ended
	May 31, 1999 and 1998                                           2

	Consolidated Statements of Cash Flows
	Six months ended
	May 31, 1999 and 1998                                           3

	Footnotes to Consolidated Financial Statements                  4


	Management's Discussion and Analysis or	Plan of Operation   5 - 7

PART II.	Other Information                                       8

          FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying statements, which should be read in conjunction with the Consolidated Financial Statements included in theNovember 30, 1998 fiscal year end Annual Report filed on Form 10-KSB, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods, and are subject to audit at the close of the year. However, it is the opinion of the management of the Company that all adjustments (none of which were other than normal recurring accruals except as disclosed herein) necessary for a fair presentation of such periods have been included.

The Consolidated Financial Statements prepared for fiscal years
1998, 1997, 1996, 1995,1994, 1993, 1992 and 1991 were unaudited because the Company elected to not incur the expense of an audit and to conserve its cash for other corporate requirements.

In November 1992, the Company determined to discontinue the operations of L-Bar Products Incorporated (L-Bar), a wholly owned subsidiary.

As described in Legal Proceedings below, the litigation with Northwest Alloys was settled. Accordingly, the reserve for estimated losses related to L-Bar Products was reduced. The Company also received and canceled the 500,000 shares of common stock it had issued to Northwest Alloys pursuant to the October 28, 1991 stock purchase agreement.

Item 2.  Management's Discussion and Analysis or Plan of Operation

	Results of Operations

		Second quarter ended May 31, 1999 compared with the second quarter ended May 31, 1998

For the second quarter ended May 31, 1999, the Company had a net loss of $355,386 or $0.11 per share as compared to a net loss from operations of $73,287 or $0.02 per share for the same period last year. Included in the current quarter is a nonrecurring loss of $817,110 from the sale of a property and a nonrecurring gain of $973,246 from the reduction in reserves for estimated losses related to discontinued operations at L-Bar Products.

The Company's revenues for the second quarter were $39,082 as compared to $470,718 for the same period last year. The revenues decreased because of equity losses from affiliates, which are not expected to improve until the fourth quarter. The sales at the Company's silica sand operation increased primarily due to an increase in purchases by its glass customer. Sales to this customer should begin to improve in the fourth quarter, as the Company is nearly finished installation of equipment to lower the sand's iron content. Upon completion of the project, sales volume should, as a minimum, return to 1997 levels (on a pro rata basis). The plant improvement program is scheduled to be completed by the end of third quarter.

The current general and administration costs decreased to $162,847 from $208,772 due to a reduction in legal and deferred compensation expenses. Some of the expenses contained in the general and administrative costs, pertaining to salaries of the officers and deferred compensation, have been accrued but not paid, as the Company is conserving its cash.

		Six months ended May 31, 1999 compared
		with the six months ended May 31, 1998

For the six months ended May 31 1999 the Company had a net loss of $995,855 or $0.32 per share as compared to a net loss from operations of $117,752 or $0.04 per share for the same period last year. Included in the current six months are nonrecurring losses of $817,110 and $101,000 from the sale of a property and from the settlement of certain obligations related to L-Bar Products, respectively. There was also a nonrecurring gain of $973,246 from the reduction in reserves for estimated losses related to discontinued operations at L-Bar Products.

The Company's revenues for the six months were $126,941 as compared to $1,016,548 for the same period last year. The sales at the Company's silica sand operation increased primarily due to an increase in purchases by its glass customer.

The current general and administration costs decreased to $328,656 from $410,128 due to a reduction in legal and deferred compensation expenses. Some of the expenses contained in the general and administrative costs pertaining to salaries of the officers and deferred compensation have been accrued but not paid as the Company is conserving its cash.

  	Liquidity and Capital Resources

   Period from December 1, 1998 to May 31, 1999

The Company's net cash used by operating activities was $244,927 and $360,491 for the six months ended May 31, 1999 and 1998, respectively.
The net cash provided by investing activities was $225,483 and used by investing activities was $53,980 for the six months ended May 31, 1999 and 1998, respectively. Most of the cash used by investing activities in 1998 and 1997 was for capital improvements to the sand project. The Company increased its long term debt $104,485 and reduced its long term debt by $93,139 for the six months ended May 31, 1999 and 1998, respectively.

Working capital decreased $150,546 for the six months. The decrease in working capital includes salaries, directors fees, deferred compensation and certain interest charges which have been accrued but not paid. The working capital deficit increased as a result of the operating losses. As part of the Company's program to conserve cash in order to operate the Company, part of the salaries due to the officers of the Company, all of the deferred compensation due to the deceased chairman's spouse (ending in January 1998) and part of the interest due on certain loans were accrued but not paid. As of May 31, 1999, these accruals (salaries, deferred compensation and deferred interest) exceeded $2.8 million.

The Company has spend approximately $550,000 in 1999 on capital improvements to the sand plant and expects to fund this through additional borrowing.
The Company plans to continue to accrue part of the obligations described in the above paragraph and expects to continue to generate sufficient cash flow to operate.

Year 2000 (Y2K). The Company uses a packaged accounting system, which the vendor has represented to be Y2K compliant. However, the Company plans to purchase and install some module upgrades later in the year. The Company has implemented Y2K compliant software upgrades to its payroll system. The Company's in the process of contacting its primary customers to determine if they are Y2K compliant.

The Company's significant subsidiary also uses a packaged accounting software system, which the developer has represented to be Y2K compliant. Potentially affected systems include thesignificant subsidiary's management information system, certain manufacturing equipment, certain owned equipment in the field and other office equipment. The significant subsidiary has implemented a Y2K task force to address all related Y2K issues and estimates it is 90% complete of all testing and corrections as of May 31, 1999. The significant subsidiary also believes it will be fully compliant by August 31, 1999.

Management believes that Y2K will not have a material effect on the Company or its significant subsidiary or its results of operation. Because the information technology system at the significant subsidiary was recently upgraded in the normal course of operations, the costs of Y2K compliance are not expected to be material.

The Company and its significant subsidiary are taking all reasonable steps to ensure Y2K compliance. However, this ability may be dependent on other Parties and the Company and its significant subsidiary can not provide assurance that there will not be problems.

Forward-Looking Statements. The Company may from time to time make written or oral "forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995,including statements contained in this Form 10KSB and in other documents filed by the Company with the Securities and Exchange Commission and in its reports to stockholders, as well as elsewhere. "Forward-looking statements" are statements such as those contained in projections, plans, objectives, estimates, statements of future economic performance, and assumptions related to any of the forgoing, and may be identified by the use of forward-looking terminology, such as "may", "expect", "anticipate", "estimate", "goal", "continued", or other comparable terminology. By their very nature, forward-looking statements are subject to known and unknown risks and uncertainties relating to the Company's future performance that may cause the actual results, performance or achievements of the Company, or industry results, to differ materially from those expressed or implied in such "forward-looking
statements".   Any such statement is qualified by reference to the following cautionary statements.

The Company's business operates in highly competitive markets and is subject to changes in general economic conditions, competition, customer and market preferences, government regulation, the impact of tax regulation, foreign exchange rate fluctuations, the degree of market acceptance of the products, the uncertainties of potential litigation, as well as other risks and uncertainties detailed elsewhere herein and from time to time in the Company's Securities and Exchange Commission filings. This Form 10QSB contains forward looking statements, particularly in the following sections:
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, in some of the footnotes to the financial statements and in
Part II, Item 1 Litigation. Actual results could differ materially from those projected in the forward looking statements as a result of known and unknown risks, uncertainties, and other factors, including but not limited to the plans to lower the iron content of the dried sand, market acceptance of the Company's products and services, changes in expected research and development requirements, and the effects of changing economic conditions and business conditions generally. The Company does not undertake and assumes no obligation to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

                           PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and L-Bar Products, Inc., its wholly owned subsidiary, have reached an agreement to settle all litigation with Northwest Alloys, Inc. On March 12, 1999 the United States Bankruptcy Court for the Eastern District of Washington Court approved the settlement. On April 29, 1999 the litigation was dismissed with prejudice by the United States District Court for the Eastern District of Washington. Pursuant to the settlement agreement Northwest Alloys has paid the funds due under the agreement and has returned to the Company the 500,000 shares of common stock issued by Company pursuant to the October 28, 1991 stock purchase agreement. The Trustee is proceeding to carry out the terms of the agreement.

Item 2.  Changes in Securities

		Not Applicable

Item 3.  Defaults upon Senior Securities

		Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

		Not Applicable

Item 5.  Other Information

The Company has engaged Atkinson & Co. Ltd., Certified Public Accountants as an independent principal accountant to perform an audit of its financial
statements as required by Regulation S-B.   The appointment of
Atkinson & Co. Ltd. was approved by the Company's Board of Directors.
The financial statements have not been audited since 1990 due to the Company's need to conserve cash, and the Company is not aware of any disputes with its former principal accountant.

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


Date: July 13, 1999