Form 10QSB
period 1999-08-31
RESERVE INDUSTRIES CORP /NM/
filed 1999-10-15
CIK 83347

U. S. SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C. 20549

                        FORM 10-QSB

  Quarterly report under Section 13 or 15(d) of the Securities and
   Exchange Act of 1934
  For the quarterly period ended August 31, 1999
  Commission file number 0-3492

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


                              505-247-2384
              -----------------------------------------------
              (Issuer's telephone number, including area code)


   Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes      X        No
    ----------        ---------


   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of October 10, 1999 - 2,703,763 shares $1.00 Par Value

            RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                AUGUST 31, 1999 AND NOVEMBER 30, 1998
                            (UNAUDITED)


ASSETS                                                   1999           1998
------
CURRENT ASSETS:
 Cash and cash equivalents                          $      6,281  $     41,220
 Receivables, less allowance for doubtful accounts
  of $5,050 in 1999 and $46,332 in 1998                  406,729       160,568
 Receivables from affiliates and related parties         544,010       489,544
 Inventories                                             240,861       216,950
 Prepaid expenses and deposits                            34,205        26,976
                                                    ------------  ------------
     Total current assets                              1,232,086       935,258

PROPERTY, PLANT AND EQUIPMENT, at cost                 2,973,504     3,778,532
 Less accumulated depreciation and depletion          (1,265,419)   (1,131,668)
                                                    ------------  ------------
     Total property, plant and equipment               1,708,085     2,646,864

INVESTMENT IN UNCONSOLIDATED AFFILIATES                3,206,033     4,030,523
                                                    ------------  ------------
     Total assets                                   $  6,146,204  $  7,612,645
                                                    ============  ============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
 Short-term debt related party                      $    175,000  $    175,000
 Current portion of long-term debt                       986,086       954,340
 Trade accounts payable                                  279,119       295,206
 Deferred obligations to related parties               2,952,273     2,658,110
 Other current liabilities                               833,894       601,441
                                                    ------------  ------------
     Total current liabilities                         5,226,372     4,684,097

LONG-TERM DEBT, less current portion                     463,166        32,369

DISCONTINUED OPERATIONS - L-Bar Products                    -          973,246

STOCKHOLDERS' INVESTMENT:
 Common stock, $1.00 par value. Authorized  6,000,000
  shares, issued and outstanding 2,703,763 shares in
  1999 and 3,203,763 in 1998                           2,703,763     3,203,763
 Additional paid-in capital                            7,958,718     7,458,718
 Accumulated deficit                                 (10,205,815)   (8,739,548)
                                                    ------------  ------------
     Total stockholders' investment                      456,666     1,922,933
     Total liabilities and stockholders' investment $  6,146,204  $  7,612,645
                                                    ============  ============

     The accompanying notes are an integral part of these consolidated statements. The 1999 and 1998 financial information is unaudited.

                RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THIRD QUARTER AND NINE MONTHS ENDED AUGUST 31, 1999 AND 1998
                                  (UNAUDITED)

                                 Third Quarter Ended       Nine Months Ended
                                      AUGUST 31               AUGUST 31
                                  1999        1998         1999        1998
REVENUES:
 Sales                        $   320,440 $   227,994  $   977,324 $   781,374
 Interest income                    5,162       1,273        5,966       8,363
 Gain on sale of equipment          3,465       1,500        3,465       3,505
 Income (loss) from affiliates:
  Equity in earnings             (248,112)     88,123     (818,174)    511,908
  Consulting fees                  15,000      15,000       45,000      45,000
 Other income                      11,912      11,011       21,227      11,298
                              ----------- -----------  ----------- -----------
     Total revenues               107,867     344,901      234,808   1,361,448

COSTS AND EXPENSES:
 Cost of sales                    245,221     171,298      928,264     697,777
 General and administration       204,071     224,144      532,728	    634,271
 Interest                          76,565      34,185      141,385     105,777
 Depreciation and amortization     52,421      63,741      153,833     189,841
 Loss on investment                  -           -         101,000        -
 Loss on sale of property            -           -         817,110        -
                              ----------- -----------  ----------- -----------
    Total costs and expenses      578,278     493,368    2,674,320   1,627,666

  Pretax income (loss) from
   continuing operations         (470,411)   (148,467)  (2,439,512)   (266,218)

Provision for income taxes           -           -            -           -
                              ----------- -----------  ----------- -----------
   Net income (loss) from
    continuing operations     $  (470,411)$  (148,467) $(2,439,512)$  (266,218)

DISCONTINUED OPERATIONS:
 Reduction in reserve for
  estimated losses                   -           -         973,246        -
                              ----------- -----------  ----------- -----------
   Net income (loss)          $  (470,411)$  (148,467) $(1,466,266)$  (266,218)
                              =========== ===========  =========== ===========

EARNINGS (LOSS) PER SHARE:
 Income (loss) from
  continuing operations       $     (0.15)$     (0.05) $     (0.80)$     (0.08)
 Income (loss) from
  discontinued operations             -           -           0.32         -
                              ----------- -----------  ----------- -----------
  Net income (loss) per share $     (0.15)$     (0.05) $     (0.48)$     (0.08)
                              =========== ===========  =========== ===========

Weighted Average Number of
 Shares of Common Stock
 Outstanding                    3,035,270   3,203,763    3,035,270   3,203,763
                              =========== ===========  =========== ===========

     The accompanying notes are an integral part of these consolidated statements. The 1999 and 1998 Financial Information is Unaudited.

                RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED AUGUST 31, 1999 AND 1998
                                 (UNAUDITED)

                                                         Nine Months Ended
                                                              AUGUST 31
                                                         1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                   $(1,466,266)  $  (266,218)
  Adjustments to reconcile net income (loss) to net
   cash provided (used) by operating activities:
    Depreciation and amortization                         153,833      189,841
    Loss from sale of property	                           817,110         -
    Decrease in reserve for losses from
     discontinued operations                             (973,246)        -
    Equity decrease (increase) in earnings
     of affiliates                                        818,174     (556,908)
    Cash distribution from affiliates                       6,316      377,904
    Changes in current assets and liabilities:
     (Increase) in receivables	                          (300,628)     (35,573)
     (Increase) in inventories                            (23,911)     (52,613)
     (Increase) in other current assets                    (7,229)      (7,218)
     (Decrease) in trade accounts payable                 (16,087)    (231,668)
     Increase in accrued officers salaries
      & director fees                                     294,163      142,055
     Increase in other current liabilities                232,453       77,624
                                                      -----------  -----------
      Total adjustments                                 1,000,948      (96,556)

     Net cash provided (used) by operating activities    (465,318)    (362,774)
                                                      -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property                           600,000         -
 Capital expenditures                                    (632,164)    (118,274)
                                                      -----------  -----------
     Net cash provided (used) by investing activities     (32,164)    (118,274)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in short-term debt                               31,746	        -
 Increase (decrease) in long-term debt                    430,797     (141,564)
                                                      -----------  -----------
     Net cash provided (used) by financing activities     462,543     (141,564)

Net increase (decrease) in cash and cash equivalents  $   (34,939) $  (622,612)

Cash and cash equivalents at the beginning of the year     41,220      653,906
                                                      -----------  -----------
Cash and cash equivalents at the end of the quarter   $     6,281  $    31,294
                                                      ===========  ===========

     The accompanying notes are an integral part of these consolidated statements. The 1999 and 1998 financial information is unaudited.

                                  INDEX
                                  -----

                                                              Page No.
                                                              --------

PART I.	Financial Information

     Consolidated Balance Sheets
     August 31, 1999 and November 30, 1998                        1

     Consolidated Statements of Income
     Third quarter and nine months ended
     August 31, 1999 and 1998                                     2

     Consolidated Statements of Cash Flows
     Nine months ended
     August 31, 1999 and 1998                                     3

     Footnotes to Consolidated Financial Statements               4

     Management's Discussion and Analysis or
     Plan of Operation                                            5-7


PART II.	Other Information                                        8

             FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

   	Results of Operations
    ---------------------

       		Third quarter ended August 31, 1999 compared with the third quarter ended August 31, 1998

	For the third quarter ended August 31, 1999, the Company had a net loss of $470,411 or $0.15 per share as compared to a net loss from operations of $148,467 or $0.05 per share for the same period last year.

	The Company's revenues for the third quarter were $107,867 as compared to $344,901 for the same period last year. The revenues decreased because of equity losses from affiliates, which are not expected to improve until the first quarter of the next fiscal year. The sales at the Company's silica sand operation increased primarily due to an increase in purchases by its glass customer. Sales to this customer should remain the same during the fourth quarter and improve in the first quarter of the next fiscal year.
In September, the Company completed the installation of equipment to lower the sand's iron content. Sales volume should begin to increase in late
October, and by November, return to 1997 levels (on a pro rata basis).

	The current general and administration costs decreased to $204,071 from $224,144 due to a reduction in legal expenses. Some of the expenses contained in the general and administrative costs, pertaining to salaries of the officers and deferred compensation, have been accrued but not paid, as the Company is conserving its cash.


       		Nine months ended August 31, 1999 compared with the nine months ended August 31, 1998

	For the nine months ended August 31, 1999, the Company had a net loss of $1,466,266 or $0.48 per share as compared to a net loss from operations of $266,218 or $0.08 per share for the same period last year. Included in the current nine months are nonrecurring losses of $817,110 and $101,000 from the sale of a property and from the settlement of certain obligations related to L-Bar Products, respectively. There was also a nonrecurring gain of $973,246 from the reduction in reserves for estimated losses related to discontinued operations at L-Bar Products.


	The Company's revenues for the nine months were $234,808 as compared to $1,361,448 for the same period last year. The sales at the Company's silica sand operation increased primarily due to an increase in purchases by its glass customer.


	The current general and administration costs decreased to $532,728 from $634,271 due to a reduction in legal and deferred compensation expenses.
Some of the expenses contained in the general and administrative costs pertaining to salaries of the officers and deferred compensation have been accrued but not paid as the Company is conserving its cash.

     	Liquidity and Capital Resources
      -------------------------------

          Nine month period from December 1, 1998 to August 31, 1999

	The Company's net cash used by operating activities was $465,318 and $362,774 for the nine months ended August 31, 1999 and 1998, respectively. The net cash used by investing activities was $32,164 and $118,274 for the nine months ended August 31, 1999 and 1998, respectively. Most of the cash used by investing activities in 1999 and 1998 was for capital improvements to the sand project. The Company increased its long term debt by $430,797 and reduced its long term debt by $141,564 for the nine months ended
August 31, 1999 and 1998, respectively. The proceeds of the debt were used for capital improvements to the sand project.

	Working capital decreased $245,447 for the nine months. The decrease in working capital includes salaries, directors fees, deferred compensation and certain interest charges which have been accrued but not paid. The working capital deficit increased as a result of the operating losses. As part of the Company's program to conserve cash in order to operate the Company, part of the salaries due to the officers of the Company, all of the deferred compensation due to the deceased chairman's spouse (ending in January 1998) and part of the interest due on certain loans were accrued but not paid. As of August 31, 1999, these accruals (salaries, deferred compensation and deferred interest) exceeded $2.9 million.

	The Company has spent approximately $632,000 in 1999 on capital improvements to the sand plant, which was partially funded through additional borrowing.
The Company plans to continue to accrue part of the obligations described in the above paragraph and expects to continue to generate sufficient cash flow to operate.

 	Year 2000 (Y2K). The Company uses a packaged accounting system, which the vendor has represented to be Y2K compliant. However, the Company has purchased and will install certain module upgrades later in the year.
The Company has implemented Y2K compliant software upgrades to its payroll system. The Company Is in the process of contacting its primary customers to determine if they are Y2K compliant.

	The Company's significant subsidiary also uses a packaged accounting software system, which the developer has represented to be Y2K compliant. Potentially affected systems include the significant subsidiary's management information system, certain manufacturing equipment, certain owned equipment in the field and other office equipment. The significant subsidiary has implemented a Y2K task force to address all related Y2K issues and estimates it is over 95% compliant as of August 31, 1999. A few minor changes are in the process of being implemented and it believes it will be fully compliant by November 30, 1999.

	Management believes that Y2K will not have a material effect on the Company or its significant subsidiary or its results of operation.  Because the information technology system at the significant subsidiary was recently upgraded in the normal course of operations, the costs of Y2K compliance are not expected to be material.

	The Company and its significant subsidiary are taking all reasonable steps to ensure Y2K compliance. However, this ability may be dependent on other parties, and the Company and its significant subsidiary can not provide assurance that there will not be problems.

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

	The Company's business operates in highly competitive markets and is subject to changes in general economic conditions, competition, customer and market preferences, government regulation, the impact of tax regulation, foreign exchange rate fluctuations, the degree of market acceptance of the products, the uncertainties of potential litigation, as well as other risks and uncertainties detailed elsewhere herein and from time to time in the Company's Securities and Exchange Commission filings. This Form 10QSB contains forward-looking statements, particularly in the following sections: Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations, in some of the footnotes to the financial statements and in Part II, Item 1 Litigation. Actual results could differ materially from those projected in the forward-looking statements as a result of known and unknown risks, uncertainties, and other factors, including but not limited to the plans to lower the iron content of the dried sand, market acceptance of the Company's products and services, changes in expected research and development requirements, and the effects of changing economic conditions and business conditions generally. The Company does not undertake and assumes no obligation to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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


Date: October 11, 1999