Form 10KSB
period 1999-11-30
RESERVE INDUSTRIES CORP /NM/
filed 2000-03-01
CIK 83347

U. S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                              FORM 10-KSB

Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended November 30, 1999

Commission file number 0-3492

                      RESERVE INDUSTRIES CORPORATION
             ---------------------------------------------
             (Name of Small Business Issuer in its charter)

         NEW MEXICO                              85-0128783
----------------------------         ----------------------------------
(State or other jurisdiction        (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

20 First Plaza, Suite 308, Albuquerque, New Mexico	         87102
--------------------------------------------------        ----------
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

Yes      X        No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB. X

State the issuer's revenues from continuing operations for its most recent fiscal year.  $446,087

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of February 15, 2000 $171,462.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  As
of February 15, 2000,  2,803,763   $1.00 Par Value

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

The Registrant mines and processes silica sand, through its wholly owned subsidiary Reserve Silica Corporation (Reserve Silica), located in Ravensdale, Washington, southeast of Seattle. The mine run sand is extracted from open pit mines and is transported to an adjacent sand processing plant both of which are located on Reserve Silica's land. The wet plant crushes, washes and separates the clay from the mine run sand and classifies the sand into several products. The wet sand products are marketed to the cement industry and to golf courses for sand traps. The facility also incorporates a drying plant, ich further processes the wet sand into a dried silica sand for the glass container industry. In 1998 the glass customer changed its product mix and this resulted in a decrease in sales because of the iron content of the sand. During the past year, Reserve Silica made improvements to both is wet plant and drying plant and is now producing a dry sand with a much lower iron content. The cost of the improvements was approximately $550,000. Reserve Silica began delivering the sand in late 1999 and expects to sell a greater amount of glass sand than in prior years.

The Registrant, through its wholly owned subsidiaries Reserve Rossborough Corporation (Reserve Rossborough) and Reserve Rossborough Ventures
Corporation (Reserve Rossborough Ventures), owns a net 44% equity interest in Rossborough Manufacturing Co. L.P. (Rossborough), of Avon Lake, Ohio.
A description of ownership is described in footnote 5 of the notes to the consolidated financial statements. Rossborough provides products and services to the primary steel industry. It is a major supplier of magnesium based reagent compounds used to externally desulfurize hot iron metal and external desulfurization is the primary business segment of the Partnership. External desulfurization of hot iron metal is a process in which specially sized reagents are pneumatically injected into hot iron metal prior to transforming it into steel. The primary components used in the process are various blends of magnesium granules, calcium carbide, lime and other minor compounds. The process is used by the primary steel industry to improve the quality of its steel by lowering the amount of sulfur contained in its finished products. Rossborough has a magnesium grinding facility located near Walkerton, Indiana that processes both magnesium ingots and secondary magnesium granules into a size suitable for use in iron desulfurization.
The magnesium granules are blended at Walkerton with other materials to make the finished desulfurization reagents. Rossborough is one of the three primary suppliers of desulfurization services in North America. It has been working to expand its international operations and is currently operating internationally through joint ventures in Japan, Slovakia, Belgium and China.

In China, Rossborough has been involved as a subcontractor on several large desulfurization projects and is supplying co-injection systems at the Benxi steel mill and the Baotou steel mill. China is a large market producing as much steel as the United States and needs to upgrade the quality of the steel through the removal of excess sulfur. An affiliate of Rossborough also purchased an operating magnesium smelter located near the city of Taiyuan in the Shanxi province of China and a magnesium alloying facility in Taiyuan.
The smelter was shutdown due to litigation related to ownership of the smelter. These problems were resolved to the satisfaction of Rossborough. The smelter has remained shutdown and Rossborough's affiliate is currently evaluating the direction of the project and plans to start up the alloying facility in early 2000. The smelter has the capability to produce between 3,000 and 5,000
metric tons of magnesium per year.    As a result of these problems
Rossborough wrote down the remainder of its loan ($2.7 million)during the fiscal year ended November 30, 1998.

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

The Registrant has a number of mineral interests that it deals with in the normal course of business and below is a description of the properties currently held.

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

The Waterbury Lake Joint Venture includes the Cigar Lake deposit, which contains approximately 1.176 million tons of uranium reserves at a grade of 13.60%. This equates to approximately 353 million pounds of uranium concentrate, U3O8. The deposit covers an area of approximately 40 acres. The Cigar Lake Mining Corporation, formed by the Waterbury Lake Joint Venture, has the responsibility of developing the Cigar Lake property. A special underground remote mining and transport method, which surpasses prevailing safety standards, has been developed and successfully tested within the deposit. Subject to regulatory approval, the venture has made an agreement in principle to have the majority of the ore processed at the existing Rabbit Lake mill with the remainder to be processed at the McClean Lake mill currently under construction. The project has been undergoing the permitting process for number of years and in April 1998 the federal and provincial governments approved the project with certain conditions. The project to scheduled to begin production in 2002, subject to regulatory approval.

The McArthur River Joint Venture uranium deposit was discovered in 1988. As a result of underground exploration drilling, the property now has uranium reserves of 668,000 tons at an average grade of 17.33%, which equates to a reserve of 255.2 million pounds of U3O8. In addition the property has uranium resources of 859,000 tons at an average grade of 12.02%, which equates to a reserve of 227.8 million pounds of U3O8. The operator of the property is Cameco Corporation. The property received a construction license in August 1997. Construction was completed during 1999 and the mine began production in December 1999. The ore is mined, crushed and processed into a slurry underground. The ore is pumped to the surface and transported 80 kilometers to the Key Lake processing mill. By 2002, Cameco plans to increase annual production at the Key Lake mill to 18 million pounds of U3O8.

The Dawn Lake Joint Venture has a uranium deposit containing
755,900 tons of uranium mineralization at an average grade of 1.97%. This equates to approximately 29.8 million pounds of uranium.

During 1999, the Registrant disposed of certain mineral rights in New Mexico.

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

3. The Registrant has not publicly announced any new products or services. However, as described above it completed installation of equipment at its sand plant to lower the iron content of its dried sand.

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

6. The Registrant deals with relatively few customers. For the silica sand business, approximately two-thirds of the sales are made to two long term customers; Ball Foster Glass Container Co.
LLC and LaFarge Cement Company.

7. There are no patents or trademarks of material importance to the Registrant's business. Mining claims, leases and crown grants are believed held under valid contracts or other evidence of title.

8. The Registrant does not currently require any new government approval in order to conduct its business.

9. As with all small and large businesses, the existing and probable governmental regulations are a significant burden, and the cumulative effects are potentially detrimental to business expansion.

10. The Registrant spent less than $100,000 during the past year investigating methods to lower the iron content of its dried silica sand. As a result of these efforts, the Registrant spent over $500,000 on new equipment and installation. None of these costs have been borne directly by the Registrant's customers.

11. Federal, state and local laws and regulations relating to protection of the environment affect the Registrant in many
areas of its operations.   Most of the cost and effects of these
laws, in the opinion of management, are currently contained in the Registrant's financial statements. During 1999, Reserve Silica spent $12,892 to install a truck tire washing system.

12. The Registrant has 15 full time employees and 1 part time employee.

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

                  RESERVE INDUSTRIES CORPORATION
                         MINERAL INTERESTS

                                         Gross
Location and Mineral                   Acres (1)

Saskatchewan Canada - Uranium
  McArthur River Project              211,400 (2)
  Waterbury Lake Project              234,300 (2)
  Dawn Lake Project                   386,800 (2)

(1) Approximate
(2) The company's interest in these projects is described in
Item 1.

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

Item 3.  Legal Proceedings

	(a)  Pending legal proceedings - none

	In September 1998, the Registrant and the estate of L-Bar Products, Inc., reached an agreement to settle all litigation with Northwest Alloys, Inc. On March 12, 1999 the United States Bankruptcy Court for the Eastern District of Washington Court approved the settlement. On April 29, 1999 the litigation was dismissed with prejudice by the United States District Court for the Eastern District of Washington. Pursuant to the settlement agreement Northwest Alloys has paid the funds due under the agreement and has returned to the Registrant the 500,000 shares of common stock issued by Registrant pursuant to the October 28, 1991 stock purchase agreement. The Trustee is proceeding to carry out the terms of the agreement.

	(b)  Pending governmental legal proceedings - none

	The Washington Department of Ecology (WDOE) named the
Registrant and the estate of L-Bar Products. Inc. as potentially liable persons (PLP) for part of the cleanup related to the Chewelah site. Under the terms of the Settlement
Agreement, Northwest Alloys has agreed to clean up the site in accordance with a plan approved by the WDOE.

Item 4.  Submission of Matters to a Vote of Security Holders

	The was no submission to the shareholders during the fourth quarter.

                         PART II

Item 5.  Market For Common Equity and Related Shareholders
Matters.

(a)	Market Information.  The Registrant's common stock is
currently not publicly traded because the Registrant has elected to forgo an audit in order to conserve capital for necessary plant improvements and legal fees in connection with past litigation. Now that the litigation has been settled the Registrant plans to file audited financial statements later in the year. Prior to August 1992, the Registrant was listed on the NASDAQ National Over-the-Counter Market. Since the Registrant's stock is not quoted, the Registrant cannot list current prices for its stock.

	On November 30, 1999, the Registrant issued 100,000 restricted shares of the common stock of the Registrant to the firm of Campbell and DiVincenzo. The stock was issued for certain legal services rendered over the past several years. The market value of the stock issued was estimated to be less than $12,500.

(b)	Holders.  On February 15, 2000, the Registrant had
approximately 800 shareholders.

(c)	Dividends.  The Registrant has never paid a dividend.  There are currently no restrictions or covenants to limit the ability to pay a dividend.

Item 6.  Management's Discussion and Analysis or Plan of
Operation.

	As a result of a review of prior financial statements, the results for 1998 were restated with the net effect being an increase in the loss for 1998 of $98,343 or $0.03 per share (see footnote 2 of the notes to the consolidated financial statements).

 	Results of Operations. For the year ended November 30, 1999, the Registrant had revenues from continuing operations of $446,087 and a nonrecurring gain of $2,973,245 from the disposal of discontinued operations represented by L-Bar Products, Inc.
(see Item 3 above), which resulted in net income of $27,351 or $0.01 per share. For the year ended November 30, 1998, the Registrant had revenues of $220,158, which resulted in net loss of $(2,167,288) or $(0.68) per share.

	The revenues in 1999 increased from 1998 as a result of a
decrease in equity losses from $(1,086,410) to   $(943,979) and
an increase in sales from $1,133,280 to $1,190,808. The sales at the Registrant's silica sand operation remained low due to the reduction in purchases by its glass customer. The
Registrant has completed a plant improvement program, to lower the sand's iron content. Sales began late in the year as the low iron sand began to be phased-in. Once the phase-in program is completed in March 2000, sales to the glass customer should, at a minimum, increase to the 1997 level (on a pro rata basis). The plant improvement program was completed in September 1999. The Registrant's equity income remained in a loss position as its affiliated partnership was not able to replace the sales lost last year and there were some additional write-downs of part of its magnesium inventory.

	The costs and expenses were $3,391,981 in 1999 and $2,387,446 in 1998. Included in the costs for 1999 are nonrecurring costs of $101,000 related to settlement of a potential L-Bar Products obligation and $817,110 related to the loss on the sale of a
mineral property.   Included in the 1998 costs is a nonrecurring
cost of $75,545 as a result of the abandonment of the Philippine operations. The cost of sales increased by $275,829 from 1998 to 1999 due to the increased sales described above. The G&A and interest costs decreased slightly from 1998 to 1999.

	Liquidity and Capital Resources. The Registrant's net cash used by operating activities was $337,539 and $176,496 in 1999 and 1998, respectively. The net cash used by investing activities was $186,740 and $191,875 1999 and 1998, respectively. Most of the cash used by investing activities in 1999 and 1998 was for capital improvements to the sand project.
The Registrant increased (decreased) its debt by $500,748 and $(244,315) in 1999 and 1998, respectively. The Registrant cash and cash equivalents decreased by $23,531 and $612,686 in 1999 and 1998, respectively.

	The Registrant had working capital deficits of approximately $4.35 million and $3.7 million in 1999 and 1998, respectively.
The working capital deficit increased as a result of the operating losses. As part of the Registrant's program to conserve cash in order to operate the company, part of the salaries due to the officers of the Registrant, all of the deferred compensation due to the deceased chairman's spouse and the part of the interest due on certain loans were accrued but not paid in 1999 and 1998. As of November 30, 1998, these accruals (salaries, deferred compensation and deferred interest) exceeded $2.7 million.

	In 1999, the Registrant plans to continue to accrue part of the obligations described in the paragraph and expects to continue to generate sufficient cash flow to operate.

	Year 2000 (Y2K). The Registrant did not experience any problems related to Y2K either internally of with its customers or suppliers. The Registrant completed the installation of a new packaged accounting system.

	The Company's significant subsidiary also uses a packaged accounting software system, which is Y2K compliant, and it did not experience any problems related to Y2K either internally of with its customers or suppliers.

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

	The Company's business operates in highly competitive markets and is subject to changes in general economic conditions, competition, customer and market preferences, government regulation, the impact of tax regulation, foreign exchange rate fluctuations, the degree of market acceptance of the products, the uncertainties of potential litigation, as well as other risks and uncertainties detailed elsewhere herein and from time to time in the Company's Securities and Exchange Commission filings. This Form 10KSB contains forward looking statements, particularly in the following sections: Item 1. Business descriptions, Item 3. Litigation, Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations and in some of the footnotes to the financial statements.
Actual results could differ materially from those projected in the forward looking statements as a result of known and unknown risks, uncertainties, and other factors, including but not limited market acceptance of the Company's products and services, changes in expected research and development requirements, and the effects of changing economic conditions and business conditions generally. The Company does not undertake and assumes no obligation to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Item 7.  Financial Statements.

	The following Consolidated Financial Statements of the
Registrant and its subsidiaries are filed as a part of the report and are attached:

  Consolidated Balance Sheets as of November 30, 1999 and 1998

  Consolidated Statements of Operations for the Years Ended
   November 30, 1999 and 1998

  Consolidated Statements of Stockholders' Investment for the
   Years Ended November 30, 1999 and 1998

  Consolidated Statements of Cash Flows for the Years Ended
   November 30, 1999 and 1998

  Notes to Consolidated Financial Statements

 Because the financial statements are not audited there is no report of independent accountants.

All other schedules are omitted, as the required information is not required, or the information is presented in the financial statements or related notes.

Item 8.  Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure.

	Because of the Registrant's program to conserve cash, it was not able to retain an independent accountant to audit the financial statements for the fiscal years of 1991 through 1999.

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

	James J. Melfi, Jr., age 71, is Chairman of the Board of the Registrant. Mr. Melfi was elected Chairman of the Board in April 1985, and he was President from December 1975 to December
1985.  He has been a director of the Registrant since 1970.

	Frank C. Melfi, age 63, is President of the Registrant, a position he has held since December 1985. From 1976 through December 1985, he was Executive Vice President of the
Registrant.  He has been a director of the Registrant since
April 1985.

	William J. Melfi, age 57, is Vice President of Finance and Administration of the Registrant, a position he has held since
December 1985. He is also Treasurer of the Registrant, a position he assumed in July 1995. For more than five years prior to 1985, he was manager of operations. He has been a director of the Registrant since January 1993.

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

Item 10.  Executive Compensation

(a)	General.  The following text and tables provide information
on the compensation of the Chief Executive Officer and those officers whose salary and bonus compensation equaled or exceeded
$100,000 for the fiscal years ended November 30, 1999, 1998, and 1997.

(b)	Summary Compensation Table.

                       Summary Compensation Table

                                             Annual Compensation
 Name and Principal Position  Year  Salary  Bonus  Other Annual Compensation
                                      $       $               $


Frank C. Melfi CEO            1999  135,000  27,000           1,927
                              1998  135,000  27,000           1,340
                              1997  135,000  27,000             752

James J. Melfi, Jr. Chairman  1999  135,000  27,000           3,501
                              1998  135,000  27,000           1,000
                              1997  135,000  27,000             517

William J. Melfi              1999  135,000  27,000           2,914
Vice President                1998  100,000  20,000           2,630
                              1997  100,000  20,000           2,385

	The amounts of salary and bonus stated for Mr. Frank C. Melfi, Mr. James J. Melfi, Jr. and Mr. William J. Melfi represent the amounts due to them and accrued by the Registrant during the year. As part of the Registrant's program to conserve cash, all three individuals accrued part of their annual compensation.
Mr. Frank C. Melfi, Mr. James J. Melfi, Jr. and Mr. William J.
Melfi were paid $53,902, $53,501 and $52,914, respectively of the annual compensation due them in 1999.

	For the fiscal year ended November 30, 1999, the Registrant established the Reserve Industries Corporation Profit Sharing
Plan for the benefit of all of its eligible employees. As employees Mr. Frank C. Melfi, Mr. James J. Melfi, Jr. and Mr. William J. Melfi are also participants in the Plan. To date no contributions have been made to the Plan.

(c)	Option/SAR Grants Table.  This table is omitted because
there was no activity in the 1999 fiscal year.

(d)	Aggregated Option/SAR Exercises and Fiscal Year-End
Option/SAR Value Table. This table is omitted because there was no activity in the 1999 fiscal year.

 	The Registrant has one active stock option plan, which is described in footnote 7 of the notes to the consolidated financial statements.

(e)	Long-term Incentive Plans.  This table is omitted because
the Registrant currently does not have a long-term incentive plan.



(f)	Compensation of Directors.  The Registrant did not pay any
fees to directors, as such, as it does not have any directors who are not employees of the Registrant.

(g)	Employment Contracts and Termination of Employment, and
Change-in-Control Arrangements.  N/A.

(h)	Report on Repricing of Options/SARs.  During 1999, none of
the outstanding Options were repriced.

Item 11.  Security  Ownership of Certain Beneficial Owners and
Management.

	(a) Security Ownership of Certain Beneficial Owners. The following tabulation sets forth the number of shares of Common Stock held by each person who owned of record, or is known by the Registrant to own beneficially, five percent (5%) or more of the Registrant's Common Stock. Included in the table for certain individuals are the maximum number of shares of the Registrant's Common Stock, which might be deemed to be beneficially owned under the rules of the Securities and Exchange Commission by those individuals. The number of shares beneficially owned by those individuals includes shares subject to option to purchase, and the computation of the percentage owned assumes exercise of such options. The information is as of February 15, 2000.

================================================================
                            Amount and Nature of      Percent
Name and Address            Beneficial Ownership     of Class
================================================================
Melfi Corporation                 Direct
Suite 308, 20 First Plaza         198,500                7.1%
Albuquerque, New Mexico 87102

James J. Melfi, Jr. (1)           Direct and Indirect
Suite 308, 20 First Plaza         279,549                9.9%
Albuquerque, New Mexico 87102

Frank C. Melfi (2)                Direct and Indirect
Suite 308, 20 First Plaza         291,669               10.4%
Albuquerque, New Mexico 87102

William J. Melfi (3)              Direct and Indirect
Suite 308 20 First Plaza          162,349	               5.8%
Albuquerque, New Mexico 87102

To the best of the Registrant's knowledge, the principal shareholders listed have sole voting and investment power with respect to the shares of the Registrant's Common Stock owned by such shareholders, except as noted below.

(1)	Included in the number of shares opposite Mr. James J.
Melfi, Jr.'s name in the table above are 26,700 shares owned by his wife, for which beneficial ownership is disclaimed. Mr. Melfi has sole voting and investment power with respect to the shares owned by him. James J. Melfi, Jr. and members of his immediate family own 25 percent of the issued and outstanding stock of Melfi Corporation, which owns 198,500 shares of Common Stock of the Registrant, for which he may be deemed to share
voting and investment power.   James J. Melfi, Jr. is also an
officer and director of Melfi Corporation.

(2)	Mr. Melfi has sole voting and investment power with respect
to the shares owned by him. Frank C. Melfi and members of his immediate family own 25 percent of the issued and outstanding stock of Melfi Corporation, which owns 198,500 shares of Common Stock of the Registrant, for which he may be deemed to share voting and investment power. Frank C. Melfi is also an officer and director of Melfi Corporation.

(3)	Included in the number of shares opposite Mr. William J.
Melfi's name in the table above are 7,790 shares owned by his wife for which beneficial ownership is disclaimed. Mr. Melfi has sole voting and investment power with respect to the shares owned by him. William J. Melfi and members of his immediate family own 25 percent of the issued and outstanding stock of Melfi Corporation, which owns 198,500 shares of Common Stock of the Registrant, for which he may be deemed to share voting and
investment power.   William J. Melfi is also an officer and
director of Melfi Corporation.

	(b) Security Ownership of Management. The ownership of Common Stock by officers and directors is set forth in the table below. Included in the table are the maximum number of shares of the Registrant's Common Stock, which might be deemed to be beneficially owned under the rules of the Securities and Exchange Commission by each nominee and director and by the officers and the directors of the Registrant as a group. The number of shares beneficially owned by each individual and each group includes shares subject to option to purchase and the computation of the percentage owned assumes exercise of such options. The text below the table sets forth certain information as to the extent to which beneficial ownership consists of the right to acquire the Registrant's Common Stock.
The information is as of February 15, 2000.

================================================================
                           Amount and Nature of         Percent
Name and Address           Beneficial Ownership         of Class
================================================================
James J. Melfi, Jr. (1)          Direct and Indirect
Suite 308, 20 first Plaza        279,549                   9.9%
Albuquerque, New Mexico 87102

Frank C. Melfi (2)               Direct and Indirect
Suite 308, 20 First Plaza        291,669                  10.4%
Albuquerque, New Mexico 87102

William J. Melfi (3)             Direct and Indirect
Suite 308 20 First Plaza         162,349                   5.8%
Albuquerque, New Mexico 87102

Officers and Directors           Direct and Indirect
as a group                       733,567                  25.8%

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

Item 12.  Certain Relationships and Related Transactions.

  (a) Transactions with management and others. The Melfi Family Trust, which is part of the estate of Mr. James J. Melfi, Sr., loaned the Registrant $695,000 in 1991. These funds were used by the Registrant to purchase 20% of the stock in JPL Industries Pte. Ltd., a Singapore company organized in 1991.
The terms of the agreement between the Melfi Family Trust and the Registrant call for a five year note at 10% interest, which was prime plus 0.5% at the time of the loan, and a warrant to purchase 60,000 shares of the common stock of the Registrant.
In addition, several times during 1991, Ruth Ann Melfi, deceased, the wife of the Registrant's former Chairman James J. Melfi, Sr., lent the Registrant working capital. In order to conserve cash the Registrant has not fully repaid this loan.
The outstanding balance of the loan at November 30, 1999 was $145,000, interest was paid through November 30, 1996. The interest rate on this loan is 10% per annum. Both of these loans are secured by the stock in JPL Industries, Reserve Minerals Corporation, Reserve Rossborough Corporation, and Reserve Rossborough Ventures Corporation. In 1997, Embro Corporation, which is owned James J. Melfi, Jr., Frank C. Melfi and William J. Melfi, lent Reserve Silica Corporation $65, 000. The terms call for payments over a 36 month period at 11.5% interest, and the loan is secured by the stock in Reserve Silica Corporation. In addition from time to time James J. Melfi, Jr., Frank C. Melfi and William J. Melfi have lent the Registrant working capital. At November 30, 1999 the amount owed pursuant to these loans was $150,000.
<PAGE.
  (b) Pursuant to certain promissory notes to the Registrant, James J. Melfi, Jr., Frank C. Melfi and William J. Melfi have borrowed $109,945, $216,440 and $145,600, respectively between 1991 and 1999. The notes are unsecured with an interest rate of 7% and are due January 31, 2002.

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

RESERVE INDUSTRIES CORPORATION

------------------------------
   (Registrant)

By     /s/  William J. Melfi
  --------------------------
William J. Melfi,Vice President
Finance and Administration (Principal
Financial Officer)

Date   February 15, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and the capacities and on the dates indicated.

Date   February 15, 2000       By   /s/ James J. Melfi, Jr.
                                 ----------------------------
                                 James J. Melfi, Jr. Director,
                                 Chairman of the Board


Date   February 15, 2000       By   /s/ Frank C. Melfi
                                 -----------------------------
                                 Frank C. Melfi, Director and
                                 President (Principal Executive
                                 Officer)

Date   February 15, 2000       By   /s/ William J. Melfi
                                 ------------------------------
                                 William J. Melfi, Director and
                                 Vice President Finance and
                                 Administration (Principal
                                 Financial Officer)

          RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                  NOVEMBER 30, 1999 AND 1998

ASSETS                                                    1999        1998
                                                      -----------  -----------
CURRENT ASSETS:
 Cash and cash equivalents (Note 1)                   $    17,689  $    41,220
 Receivables, less allowance for
  doubtful accountsof $46,332 in 1998.                    182,652      160,568
 Receivables from affiliates and
  related parties (Note 12)                               481,210      489,544
 Inventories (Notes 1 and 3)                              395,153      216,950
 Prepaid expenses and deposits                             17,745       26,976
                                                      -----------  -----------
     Total current assets                               1,094,448      935,258

PROPERTY, PLANT AND EQUIPMENT,
  at cost (Notes 1 and 4)                               3,160,308    3,813,973
 Less accumulated depreciation and depletion           (1,336,409)  (1,131,668)
                                                      -----------  -----------
                                                        1,823,899    2,682,305

INVESTMENT IN UNCONSOLIDATED AFFILIATES (Note 5)        2,884,323    3,834,619
                                                      -----------  -----------
     Total assets (Note 11)                           $ 5,802,670	 $ 7,452,182

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
 Short-term debt related party                        $   175,000  $   175,000
 Current portion of long-term debt (Note 10)              993,940      954,340
 Trade accounts payable                                   319,450      275,940
 Deferred obligations to related parties (Note 12)      2,964,629    2,658,110
 Other current liabilities (Note 9)                       991,695      450,067
                                                      -----------  -----------
     Total current liabilities                          5,444,713    4,513,457

LONG-TERM DEBT, less current portion (Note 10)            493,517       32,369

DISCONTINUED OPERATIONS - L-Bar Products (Note 6)            -         973,246

STOCKHOLDERS' INVESTMENT:
 Common stock, $1.00 par value.  Authorized
  6,000,000shares, issued and outstanding 2,803,763
  shares in 1999 and 3,203,763 in 1998(Note 1 and 6)    2,803,763    3,203,763
  Additional paid-in capital (Note 6)                   5,871,218    7,458,718
  Accumulated deficit (Note 2)                         (8,810,540)  (8,837,892)
                                                      -----------  -----------
     Total stockholders' investment                      (135,559)   1,824,589
                                                      -----------  -----------
     Total liabilities and stockholders' investment   $ 5,802,670  $ 7,343,661
                                                      ===========  ===========

  The accompanying notes are an integral part of these consolidated statements. The 1999 and 1998 financial information is unaudited.

             RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED NOVEMBER 30, 1999 AND 1998

                                                         1999         1998
                                                      -----------  -----------
REVENUES:
 Sales                                                $ 1,190,808  $ 1,133,280
 Interest income                                            9,566        8,396
 Gain (loss) on sale of equipment                           3,465      (11,092)
 Income (loss) from affiliates:
  Dividends and interest                                   11,912       11,011
  Equity in earnings                                     (943,979)  (1,086,410)
  Consulting fees                                          60,000       60,000
 Other income                                             114,315      104,973
                                                      -----------  -----------
     Total revenues                                       446,087      220,158

COSTS AND EXPENSES:
 Cost of sales                                          1,223,901      948,072
 General and administration                               828,280      866,334
 Interest                                                 196,867      254,282
 Depreciation and amortization                            224,823      243,213
 Loss on investment                                       101,000       75,545
 Loss on sale of property                                 817,110         -
                                                      -----------  -----------
     Total costs and expenses                           3,391,981    2,387,446

     Pretax income (loss) from continuing operations   (2,945,894)  (2,167,288)

Provision for income taxes                                   -            -
                                                      -----------  -----------
     Net income (loss) from continuing operations     $(2,945,894) $(2,167,288)

DISCONTINUED OPERATIONS:
 Gain on disposal of discontinued
  operations (net of income tax)                        2,973,245         -
                                                      -----------  -----------
     Net income (loss)                                $    27,351  $(2,167,288)

EARNINGS PER SHARE:
 Income (loss) from continuing operations             $     (1.01) $     (0.68)
 Income (loss) from discontinued operations                  1.02          -
                                                      -----------  -----------
     Net income (loss) per share                      $      0.01  $     (0.68)
                                                      ===========  ===========

Weighted Average Number of Shares
 of Common Stock Outstanding                            2,918,831    3,203,763

  The accompanying notes are an integral part of these consolidated statements. The 1999 and 1998 financial information is unaudited.

            RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED NOVEMBER 30, 1999 AND 1998

                                                         1999         1998
                                                      -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income from continuing operations         $(2,945,894) $(2,167,288)
  Adjustments to reconcile net income from continuing
   operations to net cash provided by operating
   activities:
    Depreciation and amortization                         224,823      243,213
    Equity in loss (earnings) of affiliates               950,656    1,188,410
    Cash distribution from affiliates                       6,316      354,287
    Foreign fixed asset abandonment	                         -          61,911
    (Gain) loss on sale of fixed assets                    (3,465)      60,413
    Loss on sale of property                              817,110       11,092
     Changes in assets and liabilities:
      (Increase) decrease in receivables                  (22,084)      26,069
      (Increase) in inventories                          (178,203)      (5,395)
      Decrease (increase) in other current assets          17,566     (110,990)
      Increase (decrease) in trade accounts payable        56,010     (121,045)
      Increase in accrued officer salaries & director fees197,998      426,321
      Increase (decrease) in other current liabilities    541,628     (143,494)
                                                      -----------  -----------
     Total adjustments                                  2,608,355    1,990,792

     Net cash (used) by operating activities          $  (337,539) $  (176,496)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property                       $   600,000  $      -
 Capital expenditures - Net                              (786,740)    (191,875)
                                                      -----------  -----------
     Net cash (used) by investing activities          $  (186,740) $  (191,875)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in short-term debt               $    39,600  $   (17,581)
 Increase (decrease) in long-term debt                    461,148     (226,734)
                                                      -----------  -----------
     Net cash provided (used) by financing activities $   500,748  $  (244,315)

     Net (decrease) in cash and cash equivalents      $   (23,531) $  (612,686)

Cash and cash equivalents at the beginning of the year     41,220      653,906
Cash and cash equivalents at the end of the year      $    17,689  $    41,220

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the year for interest               $    42,137  $    46,657

    The accompanying notes are an integral part of these consolidated statements. The 1999 and 1998 financial information is unaudited.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
               FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997



                                		Common Stock	         				Additional
                                 	$1 Par Value		         				Paid-In		 	 Accumulated
                                   	Shares	    		$Amount	   	Capital	 	  	Deficit	    		  Total
                                  -----------  -----------  -----------  ------------  -----------
BALANCES: November 30, 1997         3,203,763  $ 3,203,763  $ 7,458,718 $ (6,670,602)  $ 3,991,879

  Net income (loss)                      -            -            -      (2,068,946)   (2,068,946)
                                  -----------  -----------  -----------  ------------  -----------
BALANCES: November 30, 1998         3,203,763  $ 3,203,763  $ 7,458,718  $ (8,739,548) $ 1,922,933

  Prior period adjustments (Note 2)                                           (98,343)     (98,343)

ADJUSTED BALANCE: Nov. 30, 1998     3,203,763  $ 3,203,763  $ 7,458,718  $ (8,837,891) $ 1,824,590

Common stock retired
 during 1999 (Note 6)                (500,000)    (500,000)  (1,500,000)         -      (2,000,000)
Common stock issued during 1999       100,000      100,000      (87,500)         -          12,500

  Net income (loss)                      -            -            -           27,351       27,351
                                  -----------  -----------  -----------  ------------  -----------
BALANCES: November 30, 1999         2,803,763  $ 2,803,763  $ 5,871,218  $ (8,810,540) $  (135,559)


       The accompanying notes are an integral part of these consolidated statements. The 1999, 1998 and 1997 financial information is unaudited.

           RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                               Page
                                                               ----

Consolidated Balance Sheets - November 30, 1999 and 1998         1

Consolidated Statements of Income - For the years ended
  November 30, 1999 and 1998                                     2

Consolidated Statements of Cash Flows - For the years ended
  November 30, 1999 and 1998                                     3

Consolidated Statements of Stockholders' Investment -
  For the years ended November 30, 1999 and 1998                 4

Notes to Consolidated Financial Statements                     5-11

All other schedules are omitted as the required information is not applicable or the information is presented in the accompanying consolidated financial statements or related notes.

                INDUSTRIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE YEARS ENDED NOVEMBER 30, 1999 AND 1998

(l)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Reserve Industries Corporation, a New Mexico corporation, and its wholly owned subsidiaries, Reserve Silica Corporation, Reserve Abrasives Limited, Incorporated, Reserve Rossborough Corporation, Reserve Rossborough Ventures Corporation, Reserve Minerals Corporation , and L-Bar Canada Inc. (collectively "the Company").

All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements. Investments in unconsolidated affiliates are accounted for by the equity method (see Note 5) and are stated at cost plus equity in undistributed earnings (losses).

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

	Business Segments

The Company operates in two different industry segments: the corporate operations segment and the industrial products segment, which contains silica sand operations. The silica sand industrial products operation produces various sand products for use by the glass, concrete and golf course industries. The corporate segment includes partnership and equity income.

	Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

	Reclassifications

Certain reclassifications have been made to prior year balances to conform to current year financial statement presentation.

(2)	RESTATEMENT:

During the fiscal year ended November 30, 1999, a review the Company's financial statements for prior years was undertaken. As a result, the financial statements for the year ended November 30, 1998 were restated to reflect these changes. The following changes to stockholder's investment were made:

                                                                       1998
                                                                   -----------

 For 1998 gain from understatement of land purchase                $    35,441
 For 1998 income from understatement of debt forgiveness                68,641
 For 1998 loss from understatement of interest expense                 (42,073)
 For 1998 loss from excess partnership distributions                   (93,904)
 For 1997 loss from understatement of interest expense                 (66,448)
                                                                   -----------
                                                                   $   (98,343)
(3)	INVENTORIES:

Inventories consist of the following at November 30:

                                                          1999        1998
                                                      -----------  -----------
 Raw materials                                        $   260,204  $   112,062
 Finished products                                        124,412      102,091
 Supplies and packaging                                    10,537        2,797
                                                      -----------  -----------
                                                      $   395,153  $   216,950

(4)	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following at November 30:

                                                         1999         1998
                                                      -----------  -----------
 Machinery and equipment                              $ 1,320,706  $ 1,907,571
 Mineral properties                                       503,193    1,906,402
                                                      -----------  -----------
                                                      $ 1,823,899  $ 3,813,971

(5)	INVESTMENT IN UNCONSOLIDATED AFFILIATES:

	Rossborough Manufacturing Company and Rossborough Manufacturing Co. L. P.

The Company owns a 40% stock interest in Rossborough Manufacturing Company (Rossborough Co.), through its wholly owned subsidiary, Reserve Rossborough Corporation and a 20% limited partnership interest in Rossborough
Manufacturing Co. L.P. (Rossborough L.P.) , through its wholly owned subsidiary, Reserve Rossborough Ventures Corporation. Rossborough Co. is the general partner and owns 60% of Rossborough L.P. As a result the Company's net interest in Rossborough L.P. is 44%.
Rossborough L.P. is in the business of providing products and services to the steel and foundry industries.

Investment in unconsolidated affiliates includes equity in undistributed earnings. Included in the Company's earnings are equity in earnings of affiliates and consulting income. The Company plans to reinvest its undistributed equity earnings in those affiliates. At November 30, 1999 and 1998, the Company had $1,033,307 and $2,012,744 of undistributed earnings of Rossborough Co. and Rossborough L.P. included in retained earnings, respectively. The equity in undistributed earnings of Rossborough Co. and Rossborough L.P. recorded by the Company are based on financial statements audited by independent public accountants.

In 1999, all of the inventory was switched to the first-in, first out method (FIFO). Prior to 1999, a certain part of the raw material inventory was accounted for using the last-in, first-out (LIFO) method. The effect of the change in 1998 was to increase the carrying value of inventory and net income by approximately $466,000. At November 30, 1998, 79% of the inventory was valued using the LIFO method of accounting.

The financial information of Rossborough L.P. is summarized below for the periods ended November 30:

                                                         1999         1998
                                                      -----------  -----------
 Net sales                                            $35,574,040  $49,970,066
 Gross profit                                           2,194,967    7,489,949
                                                      -----------  -----------
     Net partnership Income (loss)                    $(3,540,684) $(2,858,231)

 Total current assets                                 $10,197,324  $13,295,859
 Fixed and other assets                                 6,982,178    6,169,279
                                                      -----------  -----------
                    Total assets                      $17,179,502  $19,803,430

 Current liabilities                                  $10,376,820  $ 5,356,464
 Total long-term liabilities                            4,285,714    8,767,147
 Minority Interest                                           -         959,101
 Total partnership capital                              2,516,968    4,720,718
                                                      -----------  -----------
     Total liabilities and partnership capital	       $17,179,502  $19,803,430

     JPL Industries Pte. Ltd.

The Company owns a 20% stock interest in JPL Industries Pte.
Ltd. (JPL), a Singapore company organized in 1991.  The
Company's investment is $692,239 and is included in investment in unconsolidated affiliates.

(6)	DISCONTINUED OPERATIONS:

On December 6, 1991, L-Bar Products suspended operations at its Chewelah, Washington facility because L-Bar lacked the necessary funds to continue operation. In November 1992, it was determined to discontinue the operations of L-Bar Products. In September 1998, the Registrant and the estate of L-Bar Products, Inc., reached an agreement to settle all litigation with Northwest Alloys, Inc. On March 12, 1999, the United States Bankruptcy Court for the Eastern District of Washington Court approved the settlement. On April 29, 1999, the litigation was dismissed with prejudice by the United States District Court for the Eastern District of Washington. Pursuant to the settlement agreement Northwest Alloys has paid the funds due under the agreement and has returned to the Company the 500,000 shares of common stock issued by the Company pursuant to the October 28, 1991 stock purchase agreement. The Trustee is proceeding to carry out the terms of the agreement.

The 500,000 shares of common stock returned by Northwest Alloys were retired. This resulted in a $500,000 reduction in par value and a $1.5 million reduction in additional paid in capital.

The disposal of the discontinued operations resulted in a gain as shown below:

                                                                      1999
                                                                   -----------
 Elimination of the reserve for discontinued operations           $   973,246
 Deferred gain from reduction of debt related
  to the October 28, 1991 stock purchase agreement                   2,000,000
                                                                   -----------
                                                                   $ 2,973,246

(7)	STOCK OPTIONS:

The 1987 Incentive Stock Option Plan (1987 ISO Plan) expired in 1997, however options granted under the plan are still outstanding. The 1987 ISO Plan provided for the issuance of options to key employees to purchase up to 90,000 shares in aggregate of the Company's common stock. Under the 1987 ISO Plan options for 30,000 shares were outstanding at $1.00 per share, all of which are exercisable. The option plan provides that the option price must be equal to or greater than the market price at the date of grant. No options were exercised under the plan during 1999 and 1998.

(8)	INCOME TAXES:

At November 30, 1999 the Company had net operating loss carryforwards of approximately $11.3 million, which will expire between 2000 and 2012. Certain differences exist between the net operating loss carryforwards available for financial statement purposes and for Federal income tax return purposes due to differing treatments of dividend income, depreciation, exploration and development costs, goodwill and deferred compensation.

Due to losses from continuing operations in 1999 and 1998, there is no tax expense computed the year. Because of the Company's net operating loss carryforward, the Company did not present the net tax effect of the losses from discontinued operations. The table below shows the composition of the income tax expense (benefit):

                                                         1999         1998
                                                      -----------  -----------
 Current federal income tax                           $  (1,031.1) $    (630.7)
 Accrual for wages not yet paid                             133.6        123.9
 Accrual for State Income tax                                  -          80.8
 (Reduction) addition to federal
  income tax loss carryforward	                            (897.5)       426.0
                                                      -----------  -----------
                                                      $        -   $        -

 (9)	OTHER CURRENT LIABILITIES:

Other current liabilities consist of the following at November 30:

                                                         1999         1998
                                                      -----------  -----------
 Accrued interest                                     $   707,935  $   530,662
 Other current liabilities                                283,760       27,926
                                                      -----------  -----------
                                                      $   991,695  $   558,588

(10)	DEBT:

Long-term debt consists of the following at November 30:

                                                         1999          1998
                                                      -----------  -----------
Term loan, due December 31, 1997, with annual
interest payments at 10% secured by the stock in
JPL Industries, Reserve Minerals Corporation,
Reserve Rossborough Corporation, and Reserve
Rossborough Ventures Corporation see Notes 5 and 12.  $   695,000  $   695,000

SBA term loan, due August 31, 2004, payable in
monthly installments of $9,672.26 including interest
at 2.75% over the prime rate and secured by the
assets of Reserve Silica Corporation and guaranteed
by the officers of the Company                            401,749         -

Other notes                                               390,708      119,218
Capital leases                                        $      -     $   172,491
                                                      -----------  -----------
                                                        1,487,457    1,213,443
 Less current portion                                     993,940      954,340
                                                      -----------  -----------
                                                      $   493,517  $    32,369

The long-term debt payment schedule consists of the following at November 30, 1999

 2000                                  $   993,940
 2001                                      145,364
 2002                                      143,340
 2003                                      143,340
 2004 or later                              61,473
                                       -----------
                                       $ 1,487,457

(11)	BUSINESS SEGMENTS:

The Company operates in the industrial products and corporate business segments. These business segments are described in
Note 1 under Business Segments. In fiscal year 1999, the Company had three customers in the industrial products segment that accounted for net sales of 33.7% ($400,763), 31.8% ($378,285) and 11.3% ($135,057), respectively. In fiscal year 1998, the Company had three customers in the industrial products segment that accounted for net sales of 39.7% ($471,438), 17.8% ($211,141) and 11.7% ($138,993), respectively.

Identifiable assets by segment are those assets involved in the operation of the segment. Corporate assets are cash and cash equivalents, security investments, mineral properties, equity investments and other assets.

The following tables summarize the operations, identifiable assets and capital expenditures by industry segment as of November 30:

                                                         1999         1998
                                                      -----------  -----------
Net sales and revenues:
 Industrial Products - Silica sand                    $ 1,190,808  $ 1,133,280
 Corporate                                                139,258      113,288
 Equity in earnings from affiliates                      (883,979)  (1,026,410)
                                                      -----------  -----------
                                                      $   446,087  $   220.158

Segment operating income:
 Industrial Products - Silica sand                    $   (33,093) $   185,207
 Corporate                                                139,258      113,288
 Equity in (loss) earnings from affiliates               (883,979)  (1,026,410)
                                                      -----------  -----------
                                                         (777,814)    (727,915)
Corporate and other expenses:
 General and administration                               828,280      866,334
 Depreciation and amortization  - Industrial products     207,034      224,084
 Depreciation and amortization  - Corporate                17,789       19,128
 Interest expense                                         196,867      254,282
 Loss on sale of property, investment & foreign assets    918,110       75,545
                                                      -----------  -----------
                                                        2,168,080    1,439,373
(Loss) income from continuing  operations             $(2,945,894) $(2,167,288)

Identifiable assets - Industrial Products             $ 1,980,188  $ 1,335,357
Identifiable assets - Corporate                         3,822,483    6,116,825
                                                      -----------  -----------
                                                      $ 5,802,671  $ 7,452,182

Capital expenditures - Industrial Products            $   785,106  $   164,765
Capital expenditures - Corporate                            1,634       27,110
                                                      -----------  -----------
                                                      $   786,740  $   191,875

The following table summarizes financial data by geographic area as of November 30:

Sales:
 United States                                        $ 1,190,808  $ 1,133,280
 Far East                                                  11,912       11,011
                                                      -----------  -----------
                                                      $ 1,202,720  $ 1,144,291
Operating profit (loss):
 United States	                                       $  (789,726) $  (738,926)
 Far East                                                  11,912       11,011
                                                      -----------  -----------
                                                      $  (777,814) $  (727,915)
Identifiable Assets:
 United States                                        $ 5,110,432  $ 6,759,943
 Far East                                                 692,239      692,239
                                                      -----------  -----------
                                                      $ 5,802,671  $ 7,452,182

(12)	 COMMITMENTS AND CONTINGENCIES:

	Deferred Compensation

The Company had a deferred compensation plan for its deceased chairman's spouse who died on January 16, 1998, and the plan was terminated on that date. The payment of this benefit was pursuant to a management contract, which provided for monthly disbursements. adjusted annually for inflation. The obligation, originally recorded based on applicable mortality rates, was exhausted during the fiscal year ended November 30, 1991. Payments made in excess of the obligation recorded were expensed when either paid or accrued.

Amounts due under the plan were accrued through January 1998, but no payments were made in 1999, 1998, 1997, 1996, 1995, 1993 and 1992, because the Company has been conserving its cash. In both 1999 and 1998, the accrued deferred compensation amounted to $296,228.

	Cash Flow Requirements

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is generating revenues from its continuing operations, and the current level of cash flow is sufficient to sustain operations and a portion of its general and administrative expenses. The Company is conserving its cash and has not paid all of the compensation due to the officers and directors and, as described above, has accrued part of the deferred compensation. In 1999 and 1998, the accrued compensation due to the officers and directors amounted to $2,555,324 and $2,221,299, respectively.

During 1991, the Company borrowed $695,000 from the Melfi Family Trust, which is part of the estate of Mr. James J. Melfi, Sr., in order to purchase the equity interest in JPL Industries Pte. Ltd. In order to conserve cash. the Company has not paid all of the interest due on this loan. In 1999 and 1998, the accrued interest on the loan amounted to $682,627 and $557,388, respectively.

The Melfi family members have loaned working capital to the Company. At November 30, 1999, the Company owes $353,718 plus accrued interest on these working capital loans. In 1999 and 1998, the accrued interest on these working capital loans amounted to $106,022 and $76,169, respectively.

Pursuant to promissory notes to the Company, officers have loans amounting to $471,985 and $478,785 in 1999 and 1998, respectively.

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

10.16 Agreement between L-Bar Canada, Inc. and Norsk Hydro Canada, Inc.
      dated March 23, 1989**
10.17 Dispute Resolution Agreement between Reserve Industries Corporation and Rossborough et al, dated October 11, 1993**
10.18 Settlement and Release Agreement between L-Bar Products,Inc. and
      La Porte Metal Processing Venture et al, dated September 1, 1993**
10.19 Settlement and Release Agreement between Reserve Industries Corporation and Northwest Alloys, Inc., dated January 28, 1999
11.   Not Applicable
12.   Not Applicable
13.   Not Applicable
16.   Not Applicable
18.   Not Applicable
19.   Not Applicable

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