Form 10QSB
period 2000-02-29
RESERVE INDUSTRIES CORP /NM/
filed 2000-04-17
CIK 83347

U. S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934
     For the quarterly period ended February 29, 2000
     Commission file number 0-3492

                    RESERVE INDUSTRIES CORPORATION
             ----------------------------------------------
             (Name of Small Business Issuer in its charter)

         NEW MEXICO                               85-0128783
--------------------------------       ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
Incorporation or Organization)

      20 First Plaza, Suite 308, Albuquerque, New Mexico       87102
      --------------------------------------------------      --------
         (Address of principal executive offices)            (Zip Code)

                                 505-247-2384
                 -----------------------------------------------
                 Issuer's telephone number, including area code

	Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
    ----     ----

State the number of shares of outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 12, 2000 - 2,803,763 shares $1.00 Par Value

                            INDEX

                                                     Page No.
                                                     --------

PART I.  Financial Information

     Consolidated Balance Sheets
     February 29, 2000 and November 30, 1999                1


     Consolidated Statements of Income
     First quarter ended
     February 29, 2000 and February 28, 1999                2


     Consolidated Statements of Cash Flows
     First quarter ended
     February 29, 2000 and February 28, 1999                3


     Footnotes to Consolidated Financial Statements         4


     Management's Discussion and Analysis of Financial
     Condition and Results of Operations.                  5 - 7


PART II.	Other Information                                  8

               RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                   FEBRUARY 29, 2000 AND NOVEMBER 30, 1999

ASSETS                                                   2000         1999
------                                                -----------  -----------
CURRENT ASSETS:
 Cash and cash equivalents                            $    11,207  $    17,689
 Receivables, less allowance for doubtful accounts        162,691      182,652
 Receivables from affiliates and related parties          487,711      481,210
 Inventories                                              184,783      395,153
 Prepaid expenses and deposits                             10,270       17,745
                                                      -----------  -----------
     Total current assets                                 856,662    1,094,448

PROPERTY, PLANT AND EQUIPMENT, at cost                  3,157,975    3,160,308
 Less accumulated depreciation and depletion           (1,396,208)  (1,336,409)
                                                      -----------  -----------
                                                        1,761,767    1,823,899

INVESTMENT IN UNCONSOLIDATED AFFILIATES                 2,855,442    2,884,323
                                                      -----------  -----------
     Total assets                                     $ 5,473,871  $ 5,802,670

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
 Short-term debt related party                        $   175,000  $   175,000
 Current portion of long-term debt                        969,647      993,940
 Trade accounts payable                                   203,083      319,450
 Deferred obligations to related parties                3,804,951    3,707,255
 Other current liabilities                                173,821      249,068
                                                      -----------  -----------
     Total current liabilities                          5,326,502    5,444,713

LONG-TERM DEBT, less current portion                      508,341      493,517

STOCKHOLDERS' INVESTMENT:
 Common stock, $1.00 par value. Authorized
  6,000,000 shares, issued and outstanding
  2,803,763 shares in 2000 and 1999                     2,803,763    2,803,763
 Additional paid-in capital                             5,871,218    5,871,218
 Accumulated deficit                                   (9,035,953)  (8,810,540)
                                                      -----------  -----------
     Total stockholders' investment                      (360,972)    (135,559)
    Total liabilities and stockholders' investment    $ 5,473,871		$ 5,802,670

   The accompanying notes are an integral part of these consolidated statements. The 2000 and 1999 financial information is unaudited.

             RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE FIRST QUARTERS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

                                                        Three Months Ended
                                                      February 29  February 28
                                                          2,000        1999
                                                      -----------  -----------
REVENUES & OTHER ITEMS:
 Sales                                                $   490,729  $   363,513
 Interest income                                              130           29
 Gain (loss) on sale of equipment                          55,695         -
 Income (loss) from affiliates:
  Dividends and interest                                     -           9,315
  Equity in earnings                                      (28,881)    (299,998)
  Consulting fees                                           7,500       15,000
  Other income                                               -           9,315
                                                      -----------  -----------
     Total revenues                                       525,173       97,174

EXPENSES & OTHER ITEMS:
 Cost of sales                                            405,777      377,736
 General and administration                               173,983      165,809
 Interest                                                  64,729       32,652
 Depreciation and amortization                             65,626       51,131
 Loss on investment                                          -         101,000
                                                      -----------  -----------
     Total costs and expenses                             710,115      728,328

     Pretax income (loss) from continuing operations     (184,942)    (631,154)

Provision for income taxes                                   -            -
                                                      -----------  -----------
     Net income (loss) from continuing operations     $  (184,942) $  (631,154)

EARNINGS (LOSS) PER SHARE:
 Income (loss) from continuing operations                   (0.07)       (0.20)
                                                      -----------  -----------
 Net income (loss) per share                           $    (0.07)  $    (0.20)

 Weighted Average Number of Shares of
  Common Stock Outstanding                              2,820,156    3,203,763

    The accompanying notes are an integral part of these consolidated statements. The 2000 and 1999 financial information is unaudited.

               RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE FIRST QUARTERS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

                                                         Three Months Ended
                                                      February 29  February 28
                                                         2,000        1999
                                                      -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) from continuing operations                $  (184,942) $  (640,469)
 Adjustments to reconcile net income from continuing
  operations to net cash provided by operating activities:
   Depreciation and amortization                           65,626       52,609
   Equity in loss (earnings) of affiliates                 28,881      299,998
   (Gain) on sale of equipment                            (55,695)        -
   Changes in assets and liabilities:
    Decrease (increase) in receivables                      13,460      (6,627)
    Decrease in inventories                               210,370       95,559
    Decrease in other current assets                        7,475        6,664
    (Decrease) in trade accounts payable                 (116,367)      (7,844)
    Increase in accrued officer salaries                  336,082       96,738
    (Decrease) increase in other current liabilities     (298,411)      36,052
                                                      -----------  -----------
  Total adjustments                                       191,421      573,149
                                                      -----------  -----------
  Net cash (used) by operating activities                   6,479      (67,320)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Sale of equipment                                         29,136         -
 Capital expenditures                                     (32,629)     (15,536)
                                                      -----------  -----------
  Net cash provided (used) by investing activities         (3,493)     (15,536)

CASH FLOWS FROM FINANCING ACTIVITIES:
 (Decrease) increase in long-term debt                     (9,468)      54,656
                                                      -----------  -----------
  Net cash provided (used) by financing activities         (9,468)      54,656

  Net (decrease) in cash and cash equivalents              (6,482)     (28,200)

Cash and cash equivalents at the beginning of the year     17,689       41,220
Cash and cash equivalents at the end of the year      $    11,207		$    13,020

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the year for interest               $    23,532  $     7,068
                                                      -----------  -----------

     The accompanying notes are an integral part of these consolidated statements. The 2000 and 1999 financial information is unaudited.

        FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying statements, which should be read in conjunction with the Consolidated Financial Statements included in the November 30, 1999 fiscal year end Annual Report filed on Form 10-KSB, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods, and are subject to audit at the close of the year. However, it is the opinion of the management of the Company that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of such periods have been included.

	The Consolidated Financial Statements prepared for fiscal years 1999, 1998, 1997, 1996, 1995,1994, 1993, 1992 and 1991 were unaudited because the Company elected to not incur the expense of an audit and to conserve its cash for other corporate requirements.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

	Results of Operations

		First quarter ended February 29, 2000 compared to the first quarter ended February 29, 1999

For the first quarter ended February 29, 2000 the Company had a net loss from operations of $184,942 or $0.07 per share as compared to a net loss from operations of $631,154 or $0.20 per share for the same period last year.

The Company's revenues for the first quarter were $525,173 as compared to $97,174 for the same period last year. The revenues for the quarter increased because of a reduction in equity losses from an affiliate and an increase in sales. The sales at the Company's silica sand operation increased as its glass customer increased it usage of the Company's low iron sand product. The results for 2000 also include a nonrecurring gain of $55,695 on the sale of surplus equipment

The general and administration costs increased slightly from $165,809 to $173,983. Last years quarter included nonrecurring expense of $101,000 that was incurred as a settlement of some obligations related to L-Bar Products. Some of the expenses contained in the general and administrative costs pertaining to salaries of the officers and deferred compensation have been accrued but not paid as the Company is conserving its cash.

	Liquidity and Capital Resources

          Period from December 1, 1999 to February 29, 2000

The Company's net cash generated (used) by operating activities was $6,479 and $(67,320) for the first quarter ended February 29, 2000 and February 28, 1999, respectively. The net cash used by investing activities was $3,493 and $15,536 for the first quarter ended February 29, 2000 and February 28, 1999, respectively. Most of the cash used by investing activities in 1999 and 1998 was for capital improvements to the sand project. The Company (decreased) increased its debt by $(9,468) and $54,656 for the first quarter ended February 29, 2000 and February 28, 1999, respectively.
The Company's cash and cash equivalents decreased by $6,482 and $28,200 for the first quarter ended February 29, 2000 and February 28, 1999, respectively.

The Company had working capital deficits of approximately $4.47 million and $4.35 million for the first quarter ended February 29, 2000 and the year ended November 30, 1999, respectively. The working capital deficit increased as a result of the operating losses. As part of the Company's program to conserve cash in order to operate the company, part of the salaries due to the officers of the Company, all of the deferred compensation due to the deceased chairman's spouse and the part of the interest due on certain loans were accrued but not paid for the first quarter ended
February 29, 2000 and February 28, 1999, respectively.  As of
February 29, 2000, these accruals (salaries, deferred compensation and deferred interest) exceeded $2.8 million.

For the current year, the Company plans to continue to accrue part of the obligations described in the paragraph and expects to continue to generate sufficient cash flow to operate.

Forward-Looking Statements.  The Company may from time to time make written or oral "forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in this Form 10QSB and in other documents filed by the Company with the Securities and Exchange Commission and in its reports to stockholders, as well as elsewhere.  "Forward-looking statements" are statements such as those contained in projections, plans, objectives, estimates, statements of future economic performance, and assumptions related to any of the forgoing, and may be identified by the use of forward-looking terminology, such as
"may", "expect", "anticipate", "estimate", "goal", "continued", or other comparable terminology. By their very nature, forward-looking statements are subject to known and unknown risks and uncertainties relating to the Company's future performance that may cause the actual results, performance or achievements of the Company, or industry results, to differ materially from those expressed or implied in such "forward-looking statements". Any such statement is qualified by reference to the following cautionary
statements. 	The Company's business operates in highly competitive markets and is subject to changes in general economic conditions, competition, customer and market preferences, government regulation, the impact of tax regulation, foreign exchange rate fluctuations, the degree of market acceptance of the products, the uncertainties of potential litigation, as well as other risks and uncertainties detailed elsewhere herein and from time to time in the Company's Securities and Exchange Commission filings.
This Form 10QSB contains forward looking statements, particularly in the section: Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and in some of the footnotes to the financial statements. Actual results could differ materially from those projected in the forward looking statements as a result of known and unknown risks, uncertainties, and other factors, including but not limited market acceptance of the Company's products and services, changes in expected research and development requirements, and the effects of changing economic conditions and business conditions generally. The Company does not undertake and assumes no obligation to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

                              PART II
                         OTHER INFORMATION

Item 1.  Legal Proceedings

		Not Applicable

Item 2.  Changes in Securities

		Not Applicable

Item 3.  Defaults upon Senior Securities

		Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

		Not Applicable

Item 5.  Other Information

		Not Applicable

Item 6.  Exhibits and Reports on Form 8-K
		(a) Exhibits - Exhibit 27
		(b) Reports - A Form 8k was filed on March 7, 2000

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


Date: April 12, 2000