Form 10QSB
period 2000-05-31
RESERVE INDUSTRIES CORP /NM/
filed 2000-07-18
CIK 83347

U. S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934
     For the quarterly period ended May 31, 2000
     Commission file number 0-3492

                   RESERVE INDUSTRIES CORPORATION
                   ------------------------------
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


  Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 monts and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

  State the number of shares of outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 12, 2000 - 2,803,763 shares $1.00 Par Value

                                               INDEX


                                                            Page No.
                                                            --------


PART I.  Financial Information


     Consolidated Balance Sheets
     May 31, 2000 and November 30, 1999                              1


     Consolidated Statements of Income
     Second quarter ended
     May 31, 2000 and May 31, 1999                                   2


     Consolidated Statements of Cash Flows
     Second quarter ended
     May 31, 2000 and May 31, 1999                                   3


     Footnotes to Consolidated Financial Statements                  4


     Management's Discussion and Analysis or
     Plan of Operation                                               5 - 7


PART II.  Other Information                                          8

             RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                 MAY 31, 2000 AND NOVEMBER 30, 1999


ASSETS                                                  2,000          1999
------                                              ------------   ------------
CURRENT ASSETS:
 Cash and cash equivalents                          $     38,768   $     17,689
 Receivables, less allowance for doubtful accounts       123,107        182,652
 Receivables from affiliates and related parties         505,711        481,210
 Inventories                                             182,817        395,153
 Prepaid expenses and deposits                            10,155         17,745
                                                    ------------   ------------
     Total current assets                                860,558      1,094,448

PROPERTY, PLANT AND EQUIPMENT, at cost                 3,048,635      3,160,308
  Less accumulated depreciation and depletion         (1,328,818)    (1,336,409)
                                                    ------------   ------------
                                                       1,719,817      1,823,899

INVESTMENT IN UNCONSOLIDATED AFFILIATES                2,812,654      2,884,323
                                                    ------------   ------------
     Total assets                                   $  5,393,029   $  5,802,670
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Short-term debt related party                     $    175,000   $    175,000
  Current portion of long-term debt                      899,071        993,940
  Trade accounts payable                                 300,301        319,450
  Deferred obligations to related parties              3,982,268      3,707,255
  Other current liabilities                              160,077        249,068
                                                    ------------   ------------
     Total current liabilities                         5,516,717      5,444,713

LONG-TERM DEBT, less current portion                     481,763        493,517

STOCKHOLDERS' INVESTMENT:
  Common stock, $1.00 par value. Authorized  6,000,000
   shares, issued and outstanding 2,803,763 shares
   in 2000 and 1999                                    2,803,763      2,803,763
  Additional paid-in capital                           5,871,218      5,871,218
  Accumulated deficit                                 (9,280,432)    (8,810,540)
                                                    ------------   ------------
     Total stockholders' investment                     (605,451)      (135,559)
                                                    ------------   ------------
     Total liabilities and stockholders' investment $  5,393,029   $  5,802,670
                                                    ============   ============

    The accompanying notes are an integral part of these consolidated statements. The 2000 and 1999 financial information is unaudited.

             RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE SECOND QUARTERS AND SIX MONTHS ENDED MAY 31, 2000 AND 1999


                                        Second Quarter         Six Months
                                           MAY 31                MAY 31
                                      2000       1999       2000       1999
                                   ---------- ---------- ---------- ----------
REVENUES & OTHER ITEMS:
  Sales                            $  560,120 $  293,371 $1,050,849 $   656,884
  Interest income                          58        775        188         804
  Gain (loss) on sale of equipment     54,537       -       110,232        -
  Income (loss) from affiliates:
   Equity in earnings                 (39,617)  (270,064)   (68,498)  (570,062)
   Consulting fees                       -        15,000      7,500     30,000
  Other income                           -          -          -         9,315
                                   ---------- ---------- ---------- ----------
      Total revenues                  575,098     39,082  1,100,271    126,941

EXPENSES & OTHER ITEMS:
  Cost of sales                       525,499    305,306    931,276    683,042
  General and administration          168,075    162,847    342,058    328,656
  Interest                             62,183     32,167    126,912     64,819
  Depreciation and amortization        63,821     50,284    129,446    101,415
  Loss on sale of property               -       817,110       -       918,110
                                   ---------- ---------- ---------- ----------
     Total costs and expenses         819,578  1,367,714  1,529,692  2,096,042

     Pretax income (loss)
      from continuing operations     (244,480)(1,328,632)  (429,421)(1,969,101)

Provision for income taxes               -          -          -          -
                                   ---------- ---------- ---------- ----------
    Net income (loss)
     from continuing operations    $(244,480) $(1,328,632)$(429,421)$(1,969,101)

DISCONTINUED OPERATIONS:
  Reduction in reserve
   for estimated losses                  -       973,246       -       973,246
                                   ---------- ---------- ---------- ----------
Net income (loss)                 $(244,480)  $ (355,386) $(429,421) $(995,855)

EARNINGS (LOSS) PER SHARE:
  Income (loss) from
   continuing operations               (0.09)      (0.42)     (0.16)     (0.62)
  Income (loss) from
   discontinued operations               -          0.31        -         0.31
                                 -----------  ----------  ---------  ----------
     Net income (loss) per share $     (0.09) $    (0.11) $   (0.16) $   (0.32)
                                 ===========  =========== ========== ==========
Weighted Average Number of Shares
 of Common Stock Outstanding       2,761,960    3,161,297  2,761,960  3,161,297

     The accompanying notes are an integral part of these consolidated statements. The 2000 and 1999 financial information is unaudited.

               RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED MAY 31, 2000 AND 1999

                                                         Six Months Ended
                                                               May 31
                                                         2,000         1999
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) from continuing operations	             $ 	(429,421)  $ (1,969,101)
  Adjustments to reconcile net income from continuing
   operations to net cash provided by operating activities:
      Depreciation and amortization                      129,446        101,415
      Equity in loss of affiliates                        68,498        570,062
      Loss from sale of property                            -           817,110
      (Gain) on sale of equipment                       (110,232)          -
      Changes in assets and liabilities:
        Decrease (increase) in receivables                35,044       (294,968)
        Decrease in inventories                          195,655        138,499
        Decrease (increase) in other current assets        7,590        (33,115)
        (Decrease) increase in trade accounts payable    (19,149)       180,024
        Increase in accrued officer salaries		           275,013      		195,450
        (Decrease) increase
         in other current liabilities                    (88,991)        49,697
                                                    ------------   ------------
     Total adjustments                                   492,874      1,724,174
                                                    ------------   ------------
     Net cash provided (used) by operating activities     63,453       (244,927)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property                            -           600,000
  Proceeds from sale of equipment                        128,214           -
  Capital expenditures                                   (63,966)      (374,517)
                                                    ------------   ------------
     Net cash provided  by investing activities           64,249        225,483

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) in short-term debt                          (94,869)       (73,937)
  (Decrease) increase in long-term debt                  (11,754)       104,485
                                                    ------------   ------------
     Net cash (used) provided by financing activities   (106,623)        30,548

     Net increase in cash and cash equivalents      $     21,079   $     11,104

Cash and cash equivalents at the beginning of the year    17,689         41,220
Cash and cash equivalents at the end of the year    $     38,768   $     52,324

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest	           $    	40,595 		$    	14,136

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

The Consolidated Financial Statements prepared for fiscal years 1999, 1998, 1997, 1996, 1995,1994, 1993,1992 and 1991 were unaudited because the Company elected to not incur the expense of an audit and to conserve its cash for other corporate requirements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Results of Operations

            Second quarter ended May 31, 2000 compared to the second quarter ended May 31, 1999

     For the second quarter ended May 31, 2000 the Company had a net loss from operations of $244,480 or $0.09 per share as compared to a net loss of $355,386 or $0.11 per share for the same period last year. Included in the results for the second quarter ended May 31, 1999 was a nonrecurring loss of $817,110 from the sale of property and a nonrecurring gain of $973,246 from the reduction in reserves for estimated losses related to discontinued operations at L-Bar Products.

     The Company's revenues for the second quarter were $575,098 as compared to $39,082 for the same period last year. The revenues for the quarter increased because of a reduction in equity losses from an affiliate and an increase in sales. The sales at the Company's silica sand operation increased as its glass customer increased it usage of the Company's low iron sand product. The results for 2000 also include a nonrecurring gain of $54,537 from the sale of surplus equipment.

     The general and administration costs increased slightly from $162,847 to $168,075. Some of the expenses contained in the general and administrative costs pertaining to salaries of the officers and deferred compensation have been accrued but not paid as the Company is conserving its cash.

           Six months ended May 31, 2000 compared
           to the six months ended May 31, 1999

     For the six months ended May 31, 2000 the Company had a net loss from operations of $429,421 or $0.16 per share as compared to a net loss of $995,855 or $0.32 per share for the same period last year. Included in the results for the six months ended May 31, 1999 was a nonrecurring losses of $817,110 and $101,000 from the sale of property and settlement of certain obligations related to L-Bar Products, respectively, and a nonrecurring gain of $973,246 from the reduction in reserves for estimated losses related to discontinued operations at L-Bar Products.

     The Company's revenues for the six months were $1,100,271 as compared to $126,941 for the same period last year. The revenues for the six months increased because of a reduction in equity losses from an affiliate and an increase in sales at the Company's silica sand operation. The results for 2000 also include a nonrecurring gain of $110,232 from the sale of surplus equipment.

     The general and administration costs increased slightly from $328,656 to $342,058. Some of the expenses contained in the general and administrative costs pertaining to salaries of the officers and deferred compensation have been accrued but not paid as the Company is conserving its cash.

          Liquidity and Capital Resources

         Period from December 1, 1999 to May 31, 2000

	The Company's net cash provided (used) by operating activities was $63,453 and $(244,483) for the second quarter ended May 31, 2000 and May 31, 1999, respectively. The net cash provide by investing activities was $64,249 and $225,483 for the six months ended May 31, 2000 and 1999, respectively. The cash provided by investing activities in 2000 was from the sale of surplus equipment, and in 1999, it was from the sale of a property. The capital expenditures were for capital improvements to the sand project. The Company (decreased) increased its debt by $(106,623) and $30,548 for the six months ended May 31, 2000 and 1999, respectively. The Company's cash and cash equivalents increased by $21,079 and $11,104 for the six months ended
May 31, 2000 and 1999, respectively.

    	The Company had working capital deficits of approximately $4.66 million and $4.35 million for the six months ended May 31, 2000 and the year ended November 30, 1999, respectively. The working capital deficit increased as a result of the operating losses. As part of the Company's program to conserve cash in order to operate the company, part of the salaries due to the officers of the Company, all of the deferred compensation due to the deceased chairman's spouse and the part of the interest due on certain loans were accrued but not paid for the six months ended May 31, 2000 and 1999, respectively. As of May 31, 2000, these accruals (salaries, deferred compensation and deferred interest) exceeded $2.9 million.

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

	The Company's business operates in highly competitive markets and is subject to changes in general economic conditions, competition, customer and market preferences, government regulation, the impact of tax regulation, foreign exchange rate fluctuations, the degree of market acceptance of the products, the uncertainties of potential litigation, as well as other risks and uncertainties detailed elsewhere herein and from time to time in the
Company's Securities and Exchange Commission filings.  This Form 10QSB contains forward looking statements, particularly in the section: Item 2.
Management's Discussion and Analysis of Financial Condition and Results of
Operations and in some of the footnotes to the financial statements.  Actual results could differ materially from those projected in the forward looking statements as a result of known and unknown risks, uncertainties, and other factors, including but not limited market acceptance of the Company's products and services, changes in expected research and development requirements, and the effects of changing economic conditions and business conditions generally.  The Company does not undertake and assumes no obligation to update any forward-looking statement that may be made from time to time by or on behalf of the Company.
PAGE>


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


Date: July 14, 2000