Form 10QSB
period 2000-08-31
RESERVE INDUSTRIES CORP /NM/
filed 2000-10-17
CIK 83347

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended August 31, 2000
Commission file number 0-3492

                 RESERVE INDUSTRIES CORPORATION
           (Name of Small Business Issuer in its charter)

  NEW MEXICO                               85-0128783
(State or other jurisdiction of   (I.R.S. Employer Id. No.)
Incorporation or Organization)

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

Yes      X        No


State the number of shares of outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of October 12, 2000 - 2,803,763 shares $1.00 Par Value



                          INDEX


                                                     Page No.

PART I.	Financial Information

      Consolidated Balance Sheets
      August 31, 2000 and November 30, 1999              1


      Consolidated Statements of Income
      Third quarter ended August 31, 2000 and 1999        2


      Consolidated Statements of Cash Flows
      Third quarter ended August 31, 2000 and 1999        3


      Footnotes to Consolidated Financial Statements      4


      Management's Discussion and Analysis or
      Plan of Operation                                  5 - 7


PART II.   Other Information                             8


         RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
              AUGUST 31, 2000 AND NOVEMBER 30, 1999

ASSETS                                     2000         1999
                                        -----------  -----------
CURRENT ASSETS:
  Cash and cash equivalents             $     8,116  $    17,689
  Receivables, less allowance for
  doubtful accounts -0-                     188,461      182,652
  Receivables from affiliates and
  related parties                           525,858      481,210
  Inventories                               192,382      395,153
  Prepaid expenses and deposits              23,739       17,745
                                        -----------  -----------
     Total current assets                   938,556    1,094,448

PROPERTY, PLANT AND EQUIPMENT, at cost    3,091,909    3,160,308
  Less accumulated depreciation and
   depletion                             (1,392,801) (1,336,409)
                                        -----------  -----------
                                          1,699,108    1,823,899

INVESTMENT IN UNCONSOLIDATED AFFILIATES   2,607,416    2,884,323
                                        -----------  -----------
     Total assets                       $ 5,245,080  $ 5,802,670

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Short-term debt related party         $   175,000  $   175,000
  Current portion of long-term debt         945,789      993,940
  Trade accounts payable                    196,152      319,450
  Deferred obligations to related parties 4,126,167    3,707,255
  Other current liabilities                 139,314      249,068
                                        -----------  -----------
     Total current liabilities            5,582,422    5,444,713

LONG-TERM DEBT, less current portion        398,152      493,517

STOCKHOLDERS' INVESTMENT:
  Common stock, $1.00 par value.
  Authorized  6,000,000 shares, issued
  and outstanding 2,803,763 shares
  in 2000 and 1999                        2,803,763    2,803,763
  Additional paid-in capital              5,871,218    5,871,218
  Accumulated deficit                    (9,410,474) (8,810,540)
                                        -----------   ----------
      Total stockholders' investment       (735,493)   (135,559)
                                        -----------  ----------

     Total liabilities and stockholders'
      Investment                        $ 5,245,081  $5,802,670

The accompanying notes are an integral part of these consolidated statements. The 2000 and 1999 financial information is unaudited.



           RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THIRD QUARTER AND NINE MONTHS ENDED AUG 31,2000 AND 1999

                             Third Quarter Ended Nine Months Ended
                                       AUGUST 31              AUGUST 31
                     2000       1999        2000        1999
                 ----------- ----------- ----------- -----------
REVENUES & OTHER ITEMS:
  Sales          $   584,884 $   320,440 $ 1,635,733 $   977,324
  Interest income       -          5,162         188       5,966
  Gain (loss) on sale
  of equipment          -          3,465     110,232       3,465
  Income (loss) from affiliates:
   Equity in
   earnings        (196,866)   (248,112)   (265,364)   (818,174)
   Consulting fees     -         15,000       7,500      45,000
  Other income        5,961      11,912       5,961      21,227
                ----------- ----------- ----------- -----------
Total revenues      393,979     107,867   1,494,250     234,808

EXPENSES & OTHER ITEMS:
  Cost of sales     456,136     245,221   1,387,412     928,264
  General and
   administration   181,784     204,071     523,842     532,728
  Interest           66,772      76,565     193,684     141,385
  Depreciation
   and amortization  63,982      52,421     193,428     153,833
  (Gain) loss on sale
   of property     (244,653)       -       (244,653)    918,110
                 ---------- ----------- ----------- -----------
Total costs
 and expenses       524,021     578,278   2,053,713   2,674,320

Pretax income (loss) from continuing
 operations        (130,042)   (470,411)   (559,463) (2,439,512)

Provision for income
  taxes                -           -           -           -
                ----------- ----------- ----------- -----------
 Net income (loss) from continuing
 operations     $  (130,042)$ (470,411) $  (559,463)$(2,439,512)

DISCONTINUED OPERATIONS:
  Reduction in reserve for estimated
   losses              -          -            -        973,246
                ----------- ----------- ----------- -----------
Net income
 (loss)         $  (130,042)$  (470,411)$  (559,463)$(1,466,266)

EARNINGS (LOSS) PER SHARE:
  Income (loss) from continuing
  operations          (0.05)      (0.15)      (0.20)      (0.80)
  Income (loss) from discontinued
  operations            -           -           -          0.32
                ----------- ----------- ----------- -----------
Net income (loss)
 per share      $     (0.05)$     (0.15)$     (0.20)$     (0.48)

Weighted Average Number of Shares of Common Stock
 Outstanding       2,787,096   3,035,270   2,787,096   3,035,270

The accompanying notes are an integral part of these consolidated statements. The 2000 and 1999 financial information is unaudited.


        RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED AUGUST 31, 2000 AND 1999

                                           Nine Months Ended
                                              August 31
                                            2000         1999
                                        -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) from continuing operations $ (559,463) (1,466,266) Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
     Depreciation and amortization          193,428      153,833
     Equity in loss of affiliates           265,364      818,174
     Cash distribution from affiliates         -           6,316
     (Gain) loss from sale of property         -         817,110
     (Gain) on sale of equipment           (110,232)        -
     Decrease in reserve for losses from
      discontinued operations                  -       (973,246)
     Changes in assets and liabilities:
      (Increase) in receivables             (50,457)   (300,628)
      Decrease (increase) in inventories    202,771     (23,911)
      (Increase) in other current assets     (5,995)     (7,229)
      (Decrease) in trade accounts payable (123,298)    (16,087)
      Increase in accrued officer salaries  418,912      294,163
      (Decrease) increase in other
       current liabilities                 (109,754)     232,453
                                        -----------  -----------
     Total adjustments                      680,739    1,000,948
                                        -----------  -----------
     Net cash provided (used) by
     operating activities                   121,276    (465,318)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property               -         600,000
  Proceeds from sale of equipment           128,214         -
  Capital expenditures                     (115,547)   (632,164)
                                        -----------  -----------
     Net cash provided (used) by
      investing activities                   12,667     (32,164)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in short-term debt    (48,151)      31,746
  (Decrease) increase in long-term debt     (95,365)     430,797
                                        -----------  -----------
     Net cash (used) provided by
     financing activities                  (143,516)     462,543

     Net (decrease) in cash and cash
     equivalents                        $    (9,573) $  (34,939)

Cash and cash equivalents at the beginning
 of the year                                 17,689       41,220
                                        -----------  -----------
Cash and cash equivalents at the end
 of the year                            $     8,116  $     6,281

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest$    65,735  $    21,204

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Results of Operations

         Third quarter ended August 31, 2000 compared to the third quarter ended August 31, 1999

	For the third quarter ended August 31, 2000 the Company had a net loss from operations of $130,042 or $0.05 per share as compared to a net loss of $470,411 or $0.15 per share for the same period last year.

	The Company's revenues for the third quarter were $393,979 as compared to $107,867 for the same period last year. The revenues for the quarter increased because of an increase in sales and a reduction in equity losses from an affiliate. The sales at the Company's silica sand operation increased as its glass customer increased it usage of the Company's low iron sand product

	The general and administration costs decreased from $204,071 to $181,784. Some of the expenses contained in the general and administrative costs pertaining to salaries of the officers and deferred compensation have been accrued but not paid as the Company is conserving its cash. Included in expenses was nonrecurring gain of $244,653 from the reimbursement of administrative expenses related to L-Bar Products, Inc.

         Nine months ended August 31, 2000 compared to the nine months ended August 31, 1999

	For the nine months ended August 31, 2000 the Company had a net loss from operations of $559,463 or $0.20 per share as compared to a net loss of $1,466,266 or $0.48 per share for the same period last year. Included in the results for the nine months ended August 31, 1999 were nonrecurring losses of $817,110 and $101,000 from the sale of property and settlement of certain obligations related to L-Bar Products, respectively, and a nonrecurring gain of $973,246 from the reduction in reserves for estimated losses related to discontinued operations at L-Bar Products. . The results for 2000 also include a nonrecurring gain of $110,232 from the sale of surplus equipment.

	The Company's revenues for the six months were $1,494,250 as compared to $234,808 for the same period last year. The revenues for the nine months increased because of a reduction in equity losses from an affiliate and an increase in sales at the Company's silica sand operation. The results for 2000 also include a nonrecurring gain of $110,232 from the sale of surplus equipment.

	The general and administration costs decreased slightly from $532,728 to $523,842. Some of the expenses contained in the general and administrative costs pertaining to salaries of the officers and deferred compensation have been accrued but not paid as the Company is conserving its cash. Included in expenses was nonrecurring gain of $244,653 from the reimbursement of administrative expenses related to L-Bar Products, Inc.


       Liquidity and Capital Resources

       Period from December 1, 1999 to August 31, 2000

	The Company's net cash provided (used) by operating activities was $121,276 and $(465,318) for the third quarter ended August 31, 2000 and August 31, 1999, respectively. The net cash provided (used) by investing activities was $12,667 and $(32,164) for the nine months ended August 31, 2000 and 1999, respectively. The cash provided by investing activities in 2000 was from the sale of surplus equipment, and in 1999, it was from the sale of a property. The capital expenditures were for capital improvements to the sand project. The Company (decreased) increased its debt by $(143,516) and $462,543 for the nine months ended August 31, 2000 and 1999, respectively. The Company's cash and cash equivalents decreased by $9,573 and $34,939 for the nine months ended August 31, 2000 and 1999, respectively.

	The Company had working capital deficits of approximately $4.64 million and $4.35 million for the nine months ended August 31, 2000 and the year ended November 30, 1999, respectively. The working capital deficit increased as a result of the operating losses. As part of the Company's program to conserve cash in order to operate the company, part of the salaries due to the officers of the Company, all of the deferred compensation due to the deceased chairman's spouse and the part of the interest due on certain loans were accrued but not paid for the nine months ended August 31, 2000 and 1999, respectively. As of August 31, 2000, these accruals (salaries, deferred compensation and deferred interest) exceeded $3.0 million.

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


Date: October 12, 2000