Form 10KSB
period 2000-11-30
RESERVE INDUSTRIES CORP /NM/
filed 2001-02-28
CIK 83347

U. S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                          FORM 10-KSB

z	Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

   For the fiscal year ended November 30, 2000

   Commission file number 0-3492

                    RESERVE INDUSTRIES CORPORATION
            --------------------------------------------
           (Name of Small Business Issuer in its charter)

          NEW MEXICO                         85-0128783
----------------------------   ---------------------------------
(State or other jurisdiction  (I.R.S.Employer Identification No.)
of Incorporation or Organization)

20 First Plaza,Suite 308, Albuquerque, New Mexico     87102
-------------------------------------------------   ----------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB. X

State the issuer's revenues from continuing operations for its most recent fiscal year.  $1,759,700

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of February 15, 2001 $233,962.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 15, 2001, 2,803,763 $1.00 Par Value.



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

	The Registrant mines and processes silica sand, through its wholly owned subsidiary Reserve Silica Corporation (Reserve Silica), located in Ravensdale, Washington, southeast of Seattle. The mine run sand is extracted from open pit mines and is transported to an adjacent sand processing plant both of which are located on Reserve Silica's land. The wet plant crushes, washes and separates the clay from the mine run sand and classifies the sand into several products. The wet sand products are marketed to the cement industry and to golf courses for sand traps. The facility also incorporates a drying plant, which further processes the wet sand into dried silica sand for the glass container industry. During the 1999 and continuing into the past year, Reserve Silica made improvements to the wet plant and the drying plant, which increased the production rate and allowed production of a glass sand with a much lower iron content. The cost of the improvements, which are continuing, is over $700,000. Reserve Silica began delivering the low iron content glass sand in late 1999 and production ramped up during the last year. Reserve Silica is now producing and selling low iron glass sand in excess of the target amount of 40,000 tons per year.

	The Registrant, through its wholly owned subsidiaries Reserve Rossborough Corporation (Reserve Rossborough) and Reserve Rossborough Ventures Corporation (Reserve Rossborough Ventures), owns a net 44% equity interest in Rossborough Manufacturing Co. L.P. (Rossborough), of Avon Lake, Ohio. A description of ownership is described in footnote 4 of the notes to the consolidated financial statements. Rossborough provides products and services to the primary steel industry. It is a major supplier of magnesium based reagent compounds used to externally desulfurize hot iron metal and external desulfurization is the primary business segment of the Partnership. External desulfurization of hot iron metal is a process in which specially sized reagents are pneumatically injected into hot iron metal prior to transforming it into steel. The primary components used in the process are various blends of magnesium granules, calcium carbide, lime and other minor compounds. The process is used by the primary steel industry to improve the quality of its steel by lowering the amount of sulfur contained in its finished products. Rossborough has a magnesium grinding facility located near Walkerton, Indiana that processes both magnesium ingots and secondary magnesium granules into a size suitable for use in iron desulfurization. The magnesium granules are blended at Walkerton with other materials to make the finished desulfurization reagents. Rossborough is one of the three primary suppliers of desulfurization services in North America. It has been working to expand its international operations and is currently operating internationally through joint ventures in Slovakia, Belgium and China.

	In China, Rossborough has been involved as a subcontractor on several large desulfurization projects and is supplying co-injection systems at the Benxi steel mill and the Baotou steel mill. China is a large market producing as much steel as the United States and needs to upgrade the quality of the steel through the removal of excess sulfur. An affiliate of Rossborough also purchased an operating magnesium smelter located near the city of Taiyuan in the Shanxi province of China and a magnesium alloying facility in Taiyuan. Due to problems related to operating in China the smelter was shutdown and may be abandoned. The magnesium alloying facility was operated during the year, but is currently closed and may be moved to another location. As a result of these problems Rossborough wrote down the remainder of its loan ($2.7 million) during the fiscal year ended November 30, 1998.

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

	The Registrant owns a 10.9 % stock interest in JPL Industries Pte. Ltd., (JPL) a Singapore company organized in 1990. The other shareholders are a subsidiary of Jurong Shipyards Ltd., a Singapore company and two Japanese companies, Nippon Mining & Metals Company, Ltd. and Mitsui & Company, Ltd. JPL is in the waste management business. JPL is in the business of selling processed and unprocessed copper slags that are used for abrasive blasting purposes. It has a recycling facility that processes used copper slag abrasives generated by the Singapore ship repairing industry. The plant mechanically and hydraulically separates contaminates from used abrasives. The recycled abrasives are segregated into a coarse size fraction and a fine slag size fraction. The coarse size fraction is combined with new copper slag abrasives to make blasting abrasives. The fine slag fraction is used as a raw material in other products such as interlocking concrete pavers and as a partial replacement for sand and aggregates in ready-mix concrete.

	During the fall of 1995, JPL authorized the issuance of S$12.5 million (Singapore dollars) of interest bearing redeemable convertible unsecured loan stocks. All of these convertible loan stocks were subscribed by the first quarter of 1996. The loan was used to finance the second stage of the copper slag processing and recycle facility and to expand the concrete paver plant. During the past year JPL issued shares to retire S$5.0 million of the loan stocks. If the all of the convertible loans are converted into common stock, the Registrant's interest will be reduced to approximately 7%.

	The Registrant has a number of mineral interests that it deals with in the normal course of business and below is a description of the properties currently held.

	The Registrant, through its wholly owned subsidiary Reserve Minerals Corporation (Reserve Minerals), has retained economic interests in three uranium joint ventures located in northern Saskatchewan, Canada. The retained interests in the Waterbury
Lake Joint Venture and the Dawn Lake Joint Venture are net profit interests of approximately 0.75% and 1.5%, respectively. The Registrant owns a 1% royalty on its former 9.063% interest on all minerals produced in the McArthur River Joint Venture. The Registrant began to receive royalty income from McArthur and some or all of the retained net profits interests may become earning assets in the future. The Registrant is not involved in the operation of the properties and the reserve and resource information contained in the following paragraphs is from the public announcements by the companies or organizations operating the properties.

	The Waterbury Lake Joint Venture includes the Cigar Lake deposit, which contains proven reserves of 345,000 tons of uranium reserves at a grade of 22.51%, probable reserves of 236,000 tons at a grade of 11.3% and possible reserves of 565,000 tons at a grade of 8.15%. This equates to approximately 331 million pounds of uranium concentrate, U3O8 (171.2 million pounds of proven, 58.8 million pounds of probable and 101.5 million pounds of possible reserves). The deposit covers an area of approximately 40 acres. The Cigar Lake Mining Corporation, formed by the Waterbury Lake Joint Venture, has the responsibility of developing the Cigar Lake property. A special underground remote mining and transport method, which surpasses prevailing safety standards, has been developed and successfully tested within the deposit. Subject to regulatory approval, the venture has made an agreement in principle to have the majority of the ore processed at the existing Rabbit Lake mill with the remainder to be processed at the McClean Lake mill currently under construction. The project has been undergoing the permitting process for number of years and in April 1998 the federal and provincial governments approved the project with certain conditions. Depending upon market conditions and regulatory approval the project could begin production in a few years.

	The McArthur River Joint Venture uranium deposit was discovered in 1988. As a result of underground exploration drilling, the property now has proven uranium reserves of 768,000 tons at an average grade of 21.0%, which equates to a reserve of
355.5 million pounds of U3O8. In addition the property has probable reserves of 77,000 tons at an average grade of 23.04% and indicated resources of 614,000 tons at a grade of 10.74%, which equates to a probable reserves and indicated resources of
39.0 million and 145.48 million pounds of U3O8, respectively.
The operator of the property is Cameco Corporation. The property received a construction license in August 1997. Construction was completed during 1999 and the mine began production in December 1999 and progressed well during the past year. The ore is mined, crushed and processed into a slurry underground. The ore is pumped to the surface and transported 80 kilometers to the Key Lake processing mill. By 2002, Cameco plans to increase annual production at the Key Lake mill to 18 million pounds of U3O8.

	The Dawn Lake Joint Venture has a uranium deposit containing indicated resources of 436,000 tons at an average grade of 1.93% and inferred resources of 165,000 tons at a grade of 1.04%, which equates to a indicated and inferred resources of 18.5 million and
3.8 million pounds of U3O8, respectively.

 (b)	Business of Issuer. The business of the issuer is as
follows:

1.	The Registrant primarily produces and sells silica sand to
the glass, cement and golf course industries.  Further
descriptions of the businesses are contained in Item 1. (a)
above.
2.	In the majority of cases, the Registrant distributes its
products directly to its customers by truck or rail. Some of the golf course bunker sand is sold to distributors.
3.	The Registrant has not publicly announced any new products
or services.  However, as described above it completed
installation of equipment at its sand plant to lower the iron content of its dried sand and delivered this sand throughout the year.
4.	For the silica sand operation numerous competitors exist,
however competition is limited to regions by the cost of
shipping.  The Registrant competes on the basis of keeping prices in line with the competition and maintaining the quality and consistency of the products.
5.	The Registrant acquires the raw materials for the silica
sand operation from a silica sand deposit owned by the Registrant and the mine is operated to provide mine run sand as required by operations.
6.	The Registrant deals with relatively few customers.  For the silica sand business, approximately two-thirds of the sales are made to two long-term customers; Saint Gobain Glass Container Co. LLC and LaFarge Cement Company.
7.	There are no patents or trademarks of material importance to the Registrant's business.  Mining claims, leases and crown
grants are believed held under valid contracts or other evidence of title.
8.	The Registrant does not currently require any new government approval in order to conduct its business.
9.	As with all small and large businesses, the existing and
probable governmental regulations are a significant burden, and the cumulative effects are potentially detrimental to business expansion.
10.	The Registrant spent less than $100,000 during
1999investigating methods to lower the iron content of its dried silica sand. As a result of these efforts, the Registrant spent over $700,000 on new equipment and installation cost in 1999 and 2000. None of these costs have been borne directly by the Registrant's customers.
11.	Federal, state and local laws and regulations relating to
protection of the environment affect the Registrant in many areas
of its operations.   Most of the cost and effects of these laws,
in the opinion of management, are currently contained in the Registrant's financial statements. During 2000, Reserve Silica spent less than $50,000 to comply with laws and regulations relating to protection of the environment.
12.	The Registrant has 15 full time employees and 1 part time
employee.
Item 2.  Description of Properties

	(a) Information as to the location of the principal plants is forth under Item l. above. The silica sand mine and processing facility is situated on approximately 340 acres and is owned by Reserve Silica. The mineral property interests are described in the table below.

                 RESERVE INDUSTRIES CORPORATION
                       MINERAL INTERESTS
                                Gross
Location and Mineral           Acres (1)
                               ---------
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

Item 3.  Legal Proceedings

  (a)  Pending legal proceedings - none


  (b)  Pending governmental legal proceedings - none


Item 4.  Submission of Matters to a Vote of Security Holders

The was no submission to the shareholders during the fourth quarter.
                        PART II

Item 5.  Market For Common Equity and Related Shareholders
Matters.

(a)	Market Information.  The Registrant's common stock is
currently not publicly traded because the Registrant has elected to forgo an audit in order to conserve capital for necessary plant improvements and legal fees in connection with past litigation. Once the financial condition of the Registrant improves, its plans to file audited financial statements. Prior to August 1992, the Registrant was listed on the NASDAQ National Over-the-Counter Market. Since the Registrant's stock is not quoted, the Registrant cannot list current prices for its stock.

(b)	Holders.  On February 15, 2001, the Registrant had
approximately 800 shareholders.

(c)	Dividends.  The Registrant has never paid a dividend.  There are currently no restrictions or covenants to limit the ability to pay a dividend.

Item 6.  Management's Discussion and Analysis or Plan of
Operation.

Results of Operations. For the year ended November 30, 2000, the Registrant had revenues of $1,759,700, which resulted in net loss of $(1,191,579) or $(0.42) per share included in the loss is a nonrecurring gain of $244,653 related to the closing of the L-Bar Products, Inc. estate. For the year ended November 30, 1999, the Registrant had revenues from continuing operations of $446,087, which resulted in net income of $27,351 or $0.01 per share. Included in the results were nonrecurring losses of $817,110 and $101,000 related the sale of a mineral property and losses related to L-Bar Products, which were offset by a nonrecurring gain of $2,973,245 from the disposal of discontinued operations represented by L-Bar Products. Without the nonrecurring gains and losses, the loss for the year ended November 30, 1999 was $2,027,784 or $0.69 per share.

The revenues in 2000 increased from 1999 as a result of an increase in sales from $1,190,808 to $2,160,879 and a decrease in equity losses from $(943,979) to $(718,154). The sales at the Registrant's silica sand operation increased as a result of the introduction of the Registrant's low iron sand, which is purchased by its glass customer. Sales of the low iron sand began late last year and were phased-in during the first quarter of this year. The sales volume for the year was above the expected 40,000 tons. The plant improvement program was continued during the year and is planned to be completed by the end of the second quarter 2001. These final improvements are expected to reduce the cost of sales. The Registrant's equity income remained in a loss position as its affiliated partnership was able to replace the most of sales lost last year, but at a much lower gross margins, which resulted in a loss for the year.

The costs and expenses were $2,951,279 in 2000 and $3,391,981 in 1999. Included in the costs for 2000 and 1999 are nonrecurring
(gain) cost of $(244,653) and $101,000, respectively, related to settlement of a L-Bar Products obligations and for 1999 a cost of $817,110 related to the loss on the sale of a mineral property. The cost of sales increased by $708,637 from 1999 to 2000 due to the increased sales described above. The G&A decreased slightly from 1999 to 2000. The interest costs increased because the loan to improve the sand plant was paid for a full year.

Liquidity and Capital Resources. The Registrant's net cash provided (used) by operating activities was $94,263 and $(337,539) in 2000 and 1999, respectively. The net cash used by investing activities was $173,225 and $186,740 2000 and 1999, respectively. Most of the cash used by investing activities in 2000 and 1999 was for capital improvements to the sand project. The Registrant increased its debt by $68,002 and $500,748 in 2000 and 1999, respectively. The Registrant cash and cash equivalents decreased by $10,960 and $23,531in 2000 and 1999, respectively.

The Registrant had working capital deficits of approximately $4.86 million and $4.35 million in 2000 and 1999, respectively. The working capital deficit increased as a result of the operating losses. As part of the Registrant's program to conserve cash in order to operate the company, part of the salaries due to the officers of the Registrant, all of the deferred compensation due to the deceased chairman's spouse and the part of the interest due on certain loans were accrued but not paid in 2000 and 1999. As of November 30, 2000, these accruals (salaries, deferred compensation and deferred interest) exceeded $xx.7 million.

In 2001, the Registrant plans to continue to accrue part of the obligations described in the paragraph and expects to continue to generate sufficient cash flow to operate.

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

The Company's business operates in highly competitive markets and is subject to changes in general economic conditions, competition, customer and market preferences, government regulation, the impact of tax regulation, foreign exchange rate fluctuations, the degree of market acceptance of the products, the uncertainties of potential litigation, as well as other risks and uncertainties detailed elsewhere herein and from time to time in the Company's Securities and Exchange Commission filings.
This Form 10KSB contains forward looking statements, particularly in the following sections: Item 1. Business descriptions, Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations and in some of the footnotes to the financial statements. Actual results could differ materially from those projected in the forward looking statements as a result of known and unknown risks, uncertainties, and other factors, including but not limited market acceptance of the Company's products and services, changes in expected research and development requirements, and the effects of changing economic conditions and business conditions generally. The Company does not undertake and assumes no obligation to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Item 7.  Financial Statements.

The following Consolidated Financial Statements of the Registrant and its subsidiaries are filed as a part of the report and are attached:

  Consolidated Balance Sheets as of November 30, 2000 and 1999

  Consolidated Statements of Operations for the Years Ended
    November 30, 2000 and 1999

  Consolidated Statements of Stockholders' Investment for the
    Years Ended November 30, 2000 and 1999

  Consolidated Statements of Cash Flows for the Years Ended
    November 30, 2000 and 1999

  Notes to Consolidated Financial Statements

Because the financial statements are not audited there is no report of independent accountants.

All other schedules are omitted, as the required information is not required, or the information is presented in the financial statements or related notes.

Item 8.  Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure.

Because of the Registrant's program to conserve cash, it was not able to retain an independent accountant to audit the financial statements for the fiscal years of 1991 through 2000.

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

James J. Melfi, Jr., age 72, is Chairman of the Board of the
Registrant.  Mr. Melfi was elected Chairman of the Board in April
1985, and he was President from December 1975 to December 1985.
He has been a director of the Registrant since 1970.

Frank C. Melfi, age 64, is President of the Registrant, a position he has held since December 1985. From 1976 through December 1985, he was Executive Vice President of the Registrant.
He has been a director of the Registrant since April 1985.

William J. Melfi, age 58, is Vice President of Finance and
Administration of the Registrant, a position he has held since
December 1985. He is also Treasurer of the Registrant, a position he assumed in July 1995. For more than five years prior to 1985, he was manager of operations. He has been a director of the Registrant since January 1993.

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

   (1), (2), (3), and (4).  Not applicable.

Based solely on a review of applicable forms provided to the Registrant, the Registrant believes that the officers, directors and beneficial owners of the Registrant were all in timely compliance with Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation

(a) General. The following text and tables provide information on the compensation of the Chief Executive Officer and those officers whose salary and bonus compensation equaled or exceeded $100,000 for the fiscal years ended November 30, 2000, 1999, and 1998.

(b)	Summary Compensation Table.

              Summary Compensation Table
                                       Annual Compensation
 Name and Principal Position    Year  Salary    Bonus   Other
                                        $          $      $
 Frank C. Melfi  CEO           2000   135,000   27,000  1,927
                               1999   135,000   27,000  1,927
                               1998   135,000   27,000  1,340
 James J. Melfi, Jr.
 Chairman                      2000   135,000   27,000  4,933
                               1999   135,000   27,000  3,501
                               1998   135,000   27,000  1,000
 William J. Melfi
 Vice President                2000   135,000   27,000  3,268
                               1999   135,000   20,000  2,914
                               1998   100,000   20,000  2,630

The amounts of salary and bonus stated for Mr. Frank C. Melfi, Mr. James J. Melfi, Jr. and Mr. William J. Melfi represent the amounts due to them and accrued by the Registrant during the year. As part of the Registrant's program to conserve cash, all three individuals accrued part of their annual compensation. Mr. Frank C. Melfi, Mr. James J. Melfi, Jr. and Mr. William J. Melfi were paid $21,927, $14,933 and $15,267, respectively of the annual compensation due them in 2000.

For the fiscal year ended November 30, 1999, the Registrant established the Reserve Industries Corporation Profit Sharing Plan for the benefit of all of its eligible employees. As employees Mr. Frank C. Melfi, Mr. James J. Melfi, Jr. and Mr. William J. Melfi are also participants in the Plan. To date no contributions have been made to the Plan.

(c)	Option/SAR Grants Table.  This table is omitted because
there was no activity in the 2000 fiscal year.

(d)	Aggregated Option/SAR Exercises and Fiscal Year-End
Option/SAR Value Table. This table is omitted because there was no activity in the 2000 fiscal year.

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

(g)	Employment Contracts and Termination of Employment, and
Change-in-Control Arrangements.  N/A.

(h)	Report on Repricing of Options/SARs.  During 2000, none of
the outstanding Options were repriced.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

(a) Security Ownership of Certain Beneficial Owners. The following tabulation sets forth the number of shares of Common Stock held by each person who owned of record, or is known by the Registrant to own beneficially, five percent (5%) or more of the Registrant's Common Stock. Included in the table for certain individuals are the maximum number of shares of the Registrant's Common Stock, which might be deemed to be beneficially owned under the rules of the Securities and Exchange Commission by those individuals. The number of shares beneficially owned by those individuals includes shares subject to option to purchase, and the computation of the percentage owned assumes exercise of such options. The information is as of February 15, 2001

                           Amount and Nature of       Percent
Name and Address           Beneficial Ownership      of Class
--------------------------------------------------------------
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
Melfi's name in the table above are 7,790 shares owned by his wife for whom beneficial ownership is disclaimed. Mr. Melfi has sole voting and investment power with respect to the shares owned by him. William J. Melfi and members of his immediate family own 25 percent of the issued and outstanding stock of Melfi Corporation, which owns 198,500 shares of Common Stock of the Registrant, for which he may be deemed to share voting and
investment power.   William J. Melfi is also an officer and
director of Melfi Corporation.

 (b) Security Ownership of Management. The ownership of Common Stock by officers and directors is set forth in the table below. Included in the table are the maximum number of shares of the Registrant's Common Stock, which might be deemed to be beneficially owned under the rules of the Securities and Exchange Commission by each nominee and director and by the officers and the directors of the Registrant as a group. The number of shares beneficially owned by each individual and each group includes shares subject to option to purchase and the computation of the percentage owned assumes exercise of such options. The text below the table sets forth certain information as to the extent to which beneficial ownership consists of the right to acquire the Registrant's Common Stock. The information is as of February 15, 2001.

                            Amount and Nature of      Percent
Name and Address            Beneficial Ownership      of Class
----------------------------------------------------------------
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

Item 12.  Certain Relationships and Related Transactions.

(a) Transactions with management and others. The Melfi Family Trust, which is part of the estate of Mr. James J. Melfi, Sr., loaned the Registrant $695,000 in 1991. These funds were used by the Registrant to purchase 20% of the stock in JPL Industries Pte. Ltd., a Singapore company organized in 1991. The terms of the agreement between the Melfi Family Trust and the Registrant call for a five-year note at 10% interest, which was prime plus 0.5% at the time of the loan, and a warrant to purchase 60,000 shares of the common stock of the Registrant. The loan plus accrued interest has not been paid. In addition, several times during 1991, Ruth Ann Melfi, deceased, the wife of the Registrant's former Chairman James J. Melfi, Sr., lent the Registrant working capital. In order to conserve cash the Registrant has not fully repaid this loan. The outstanding balance of the loan at November 30, 2000 was $145,000, interest was paid through November 30, 1996. The interest rate on this loan is 10% per annum. Both of these loans are secured by the stock in JPL Industries, Reserve Minerals Corporation, Reserve Rossborough Corporation, and Reserve Rossborough Ventures Corporation. In 1997, Embro Corporation, which is owned by James
J. Melfi, Jr., Frank C. Melfi and William J. Melfi, lent Reserve Silica Corporation $65, 000. The terms call for payments over a 36-month period at 11.5% interest, and the loan is secured by the stock in Reserve Silica Corporation. As of November 30, 2000 the loan balance was $64,719 plus accrued interest. In addition from time to time James J. Melfi, Jr., Frank C. Melfi and William J. Melfi have lent the Registrant working capital. At November 30, 2000 the amount owed pursuant to these loans was $58,536.

Pursuant to certain promissory notes to the Registrant, James J. Melfi, Jr., Frank C. Melfi and William J. Melfi have borrowed $126,210, $224,470 and $167,518, respectively. The notes are unsecured with an interest rate of 7% and are due January 31, 2002.

(c)  Parents of Registrant.  Not applicable

(d)  Transactions with promoters.  Not applicable.

Item 13.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.  See the attached Index to Exhibits.

(b) Reports on Form 8K. There were no reports on Form 8K filed during the last quarter.



                  RESERVE INDUSTRIES CORPORATION
                           EXHIBIT INDEX

Exhibit
Number         Description


3.1            Articles of Incorporation dated August 28, l957**
3.2            By-Laws of Reserve Industries Corporation as
               amended on June 8, l987**
4.1            Loan Agreement with the Key Bank of Puget Sound
               (formerly the Seattle Trust & Savings Bank) dated
               February 28, 1986**
4.2            Amendment No. 4 to the Loan Agreement with the Key
               Bank of Puget Sound dated June 15, 1987**
4.3            Loan Agreement between Northwest Alloys, Inc. and
               L-Bar Products dated August 2, 1990**
4.4            Stock Purchase Agreement with Northwest Alloys,
               Inc. dated October 28, 1991**
4.5            Loan Agreement with the Melfi Family Trust dated
               October 31, 1991**
4.6            Supplemental Security Agreement with the Melfi
               Family Trust dated January 31, 1994**
4.7            Second Supplemental Security Agreement with the
               Melfi Family Trust dated May  6, 1996**
9              Not Applicable
10.1           Sohio Agreement (Settlement) dated September 9, l982**
10.2           Amendment to Employment Agreement, J. J. Melfi,
               Sr. dated June 20, l978**
10.3           l977 Stock Option Plan**
10.4           Agreement between Central Electricity Generating
               Board Exploration (Canada) Limited and Registrant dated March 23,1984**
10.5           Agreement between Cogema and Registrant
               dated May 17, 1984**
10.6           Agreement between 413418 Ontario Limited and
               Registrant dated August 31, 1984**
10.7           Agreement to purchase the assets of Industrial
               Mineral Products, Incorporated dated March 3, 1986**
10.8           Agreement with Northwest Alloys dated January 1, 1985**
10.9           Agreement with Meridian Minerals Company
               dated July 1, 1987**
10.10          Agreement and Plan of Acquisition of Interest
               of Rossborough Manufacturing Company
               dated August 11, 1987**
10.11          Sales agreement between L-Bar Product,Incorporated
               and La Porte Metal Processing Venture dated
               September 1, 1987, subject to confidential treatment**
10.12          1987 Incentive Stock Option Plan**
10.13          1987 Nonqualified Stock Option Plan**
10.14          Sales agreement between Rossborough Manufacturing
               Company and La Porte Metal Processing Venture dated September 1, 1987, subject to confidential treatment**
10.15          Grinding Joint Venture Agreement between L-Bar
               Grinding Corporation and La Porte Metal Processing
               Company dated September 1, 1987**
10.16          Agreement between L-Bar Canada, Inc. and
               Norsk Hydro Canada, Inc. dated March 23, 1989**
10.17          Dispute Resolution Agreement between Reserve
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




        RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                          Page

Consolidated Balance Sheets - November 30, 2000 and 1999   1

Consolidated Statements of Income - For the years ended
 November 30, 2000 and 1999                                2

Consolidated Statements of Cash Flows - For the years ended
 November 30, 2000 and 1999                                3

Consolidated Statements of Stockholders' Investment -
 For the years ended November 30, 2000 and 1999            4

Notes to Consolidated Financial Statements                5-11

All other schedules are omitted as the required information is not applicable or the information is presented in the accompanying consolidated financial statements or related notes.


       RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                 NOVEMBER 30, 2000 AND 1999

                                             2,000        1999
                                          ----------- -----------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                $     6,729 $    17,689
 Receivables, less allowance for doubtful
  accounts -0-                                362,889     182,652
 Receivables from affiliates and related
  parties (Note 11)                           527,423     481,210
 Inventories (Note 2)                         182,498     395,153
 Prepaid expenses and deposits                 73,292      17,745
                                          ----------- -----------
    Total current assets                    1,152,831   1,094,448

PROPERTY,PLANT AND EQUIPMENT,
 at cost (Note 3)                           3,147,237   3,160,308
 Less accumulated depreciation
  and depletion                            (1,249,060)(1,336,409)
                                          ----------- -----------
                                            1,898,177   1,823,899

INVESTMENT IN UNCONSOLIDATED AFFILIATES
 (Note 4)                                   2,155,158   2,884,323
                                          ----------- -----------
     Total assets                         $ 5,206,166 $ 5,802,670
                                          =========== ===========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
 Trade accounts payable                   $   433,889 $   319,450
 Short-term debt related party                175,000     175,000
 Current portion of long-term debt (Note 9) 997,196 993,940 Deferred obligations to related
  parties (Note 11)                         4,377,963   3,923,141
 Other current liabilities (Note 8)            31,466      33,183
                                          ----------- -----------
     Total current liabilities              6,015,514   5,444,714

LONG-TERM DEBT, less current
 portion (Note 10)                            558,261     493,516

STOCKHOLDERS' INVESTMENT:
 Common stock, $1.00 par value. Authorized
  6,000,000 shares, issued and outstanding
  2,803,763 shares in 2000 and 1999         2,803,763   2,803,763
 Additional paid-in capital                 5,871,218   5,871,218
 Accumulated deficit                      (10,042,590)(8,810,540)
                                          ----------- -----------
     Total stockholders' investment        (1,367,609)  (135,559)
                                          ----------- -----------
     Total liabilities and
    stockholders' investment             $ 5,206,166 $ 5,802,670
                                          =========== ===========

The accompanying notes are an integral part of these consolidated statements. The 2000 and 1999 financial information is unaudited.



         RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE YEARS ENDED NOVEMBER 30, 2000 AND 1999

                                             2,000        1999
                                          ----------- -----------
REVENUES:
 Sales                                    $ 2,160,879 $ 1,190,808
 Interest income                               15,336       9,566
 Gain on sale of equipment                    110,232       3,465
 Income (loss) from affiliates:
  Dividends and interest                          618      11,912
  Equity in earnings                         (718,104)  (943,979)
 Consulting fees                                7,500      60,000
 Other income                                  83,289     114,315
                                          ----------- -----------
     Total revenues                         1,759,750     446,087

COSTS AND EXPENSES:
 Cost of sales                              1,932,538   1,223,901
 General and administration                   772,132     828,280
 Interest                                     258,487     196,867
 Depreciation and amortization                232,825     224,823
 (Gain) loss on investment                   (244,653)    101,000
 Loss on sale of property                        -        817,110
                                          ----------- -----------
     Total costs and expenses               2,951,329   3,391,981

Pretax income (loss) from
 continuing operations                     (1,191,579)(2,945,894)

Provision for income taxes                       -          -
                                          ----------- -----------
Net income (loss) from
 continuing operations                   $(1,191,579)$(2,945,894)

DISCONTINUED OPERATIONS:
Gain on disposal of discontinued
 operations (net of income tax)                 -       2,973,245
Net income (loss)                         $(1,191,579)$    27,351
                                          =========== ===========

EARNINGS PER SHARE:
 Income (loss) from continuing operations $     (0.42)$    (1.01)
 Income (loss) from discontinued operations       -          1.02
                                          ----------- -----------
Net income (loss) per share               $     (0.42)$      0.01
                                          =========== ===========

Weighted Average Number of Shares
 of Common Stock Outstanding                2,803,763   2,918,831
                                          =========== ===========



The accompanying notes are an integral part of these consolidated statements. The 2000 and 1999 financial information is unaudited.



        RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED NOVEMBER 30, 2000 AND 1999

                                             2,000        1999
                                          ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income from continuing
  Operations                             $(1,191,579)$(2,945,894)
  Adjustments to reconcile net income from continuing
   operations to net cash provided by operating activities:
   Depreciation and amortization              232,825     224,823
   Equity loss of affiliates                  718,104     950,656
   Cash distribution from affiliates             -          6,316
   (Gain) on disposition of fixed assets     (163,289)    (3,465)
   Loss on sale of property                      -        817,110
    Changes in assets and liabilities:
    (Increase) in receivables                (226,450)   (22,084)
    Decrease (increase) in inventories        212,655   (178,203)
    (Increase) decrease in other
     current assets                           (55,548)     17,566
    Increase in trade accounts payable        114,440      56,010
    Increase in deferred obligations to
     related parties                          589,525     541,628
    (Decrease) increase in other
     current liabilities                     (136,420)    197,998
                                          ----------- -----------
Total adjustments                           1,285,842   2,608,355

Net cash provided (used) by
 operating activities                     $    94,263 $ (337,539)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property           $      -    $   600,000
 Capital expenditures - Net                  (173,225)   (786,740)
                                          ----------- -----------

Net cash (used) by investing activities   $  (173,225)$ (186,740)
                                          =========== ===========

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term debt             $     3,256 $    39,600
  Increase in long-term debt                   64,746     461,148
                                          ----------- -----------
Net cash provided by financing activities $    68,002 $   500,748
                                          =========== ===========

Net (decrease) in cash and cash equivalents$  (10,960)$  (23,531)

Cash and cash equivalents at the beginning
 of the year                                   17,689      41,220
Cash and cash equivalents at the end
 of the year                              $     6,729 $    17,689
                                          =========== ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest  $    85,268 $    42,137

The accompanying notes are an integral part of these consolidated statements. The 2000 and 1999 financial information is unaudited.


     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
    FOR THE YEARS ENDED NOVEMBER 30, 2000, 1999, AND 1998

                Common Stock       Additional
                $1 Par Value       Paid-In    Accumulated
	         Shares   $Amount    Capital    Deficit      Total
              --------- ---------- ---------- ----------- ----------
BALANCES:
 Nov 30, 1998 3,203,763 $3,203,763 $7,458,718 $(8,739,548)$1,922,933
              ========= ========== ========== =========== ==========
 Prior period adjustments
                                                  (98,343)   (98,343)
              --------- ---------- ---------- ----------- ----------
ADJUSTED BALANCE:
 Nov30, 1998  3,203,763 $3,203,763 $7,458,718 $(8,837,891)$1,824,590
              ========= ========== ========== =========== ==========
Common stock retired during
 1999 (Note 5) (500,000)  (500,000)(1,500,000)       -    (2,000,000)
Common stock issued during
 1999           100,000    100,000    (87,500)       -        12,500
  Net income
  (loss)           -          -          -         27,351     27,351
              --------- ---------- ---------- ----------- ----------
BALANCES:
 Nov 30, 1999 2,803,763 $2,803,763 $5,871,218 $(8,810,540)$ (135,559)
              ========= ========== ========== =========== ==========
  Prior period
  adjustments                                     (40,471)   (40,471)
              --------- ---------- ---------- ----------- ----------
ADJUSTED BALANCE:
 Nov 30, 1999 2,803,763 $2,803,763 $5,871,218 $(8,851,011)$ (176,030)
              ========= ========== ========== =========== ==========
   Net income
   (loss)                                     (1,191,579)(1,191,579)
             --------- ---------- ---------- ----------- ----------
BALANCES:
 Nov 30,2000 2,803,763 $2,803,763 $5,871,218 $(10,042,590)$(1,367,609)
             ========= ========== ========== =========== ==========

The accompanying notes are an integral part of these consolidated statements. The 2000, 1999 and 1998 financial information is unaudited.



           RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEARS ENDED NOVEMBER 30, 2000 AND 1999

(l)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Reserve Industries Corporation, a New Mexico corporation, and its wholly owned subsidiaries, Reserve Silica Corporation, Reserve Abrasives Limited, Incorporated, Reserve Rossborough Corporation, Reserve Rossborough Ventures Corporation, and Reserve Minerals Corporation (collectively "the Company").

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

	Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Betterments, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repair and maintenance costs are expensed. The cost and accumulated depreciation applicable to assets sold or retired are removed from the accounts, and the related gain or loss on disposition is recognized in operations.

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

	Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

	Reclassifications

Certain reclassifications have been made to prior year balances to conform to current year financial statement presentation.

(2)	INVENTORIES:

Inventories consist of the following at November 30:

                                             2,000        1999
                                          ----------- -----------

  Raw materials                           $    72,806 $   260,204
  Finished products                            98,880     124,412
  Supplies and packaging                        9,812      10,537
                                          ----------- -----------
                                          $   181,498 $   395,153
(3)	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following at November 30:

                                             2,000        1999
                                          ----------- -----------
  Machinery and equipment                 $ 1,411,083 $ 1,320,706
  Mineral properties                          487,094     503,193
                                          ----------- -----------
                                          $ 1,898,177 $ 1,823,899

(4)	INVESTMENT IN UNCONSOLIDATED AFFILIATES:

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

Investment in unconsolidated affiliates includes equity in undistributed earnings. Included in the Company's earnings are equity in earnings of affiliates and consulting income. The Company plans to reinvest its undistributed equity earnings in those affiliates. At November 30, 2000 and 1999, the Company had $318,056 and $1,033,307 of undistributed earnings of Rossborough Co. and Rossborough L.P. included in retained earnings, respectively. The equity in undistributed earnings of Rossborough Co. and Rossborough L.P. recorded by the Company are based on financial statements audited by independent public accountants.

The financial information of Rossborough L.P. is summarized below for the periods ended November 30:

                                             2,000        1999
                                          ----------- -----------
  Net sales                               $40,609,036 $35,574,040
  Gross profit                            $ 4,412,485 $ 2,194,967
  Net partnership Income (loss)          $(2,081,887)$(3,540,684)
                                          =========== ===========

  Total current assets                    $10,151,792 $10,197,324
  Fixed and other assets                    8,067,640   6,982,178
                                          ----------- -----------
  Total assets                            $18,219,432 $17,179,502
                                          =========== ===========
  Current liabilities                     $14,353,553 $10,376,820
  Total long-term liabilities               3,428,571   4,285,714
  Total partnership capital                   437,308   2,516,968
                                          ----------- -----------
Total liabilities and partnership capital $18,219,432 $17,179,502
                                          =========== ===========

JPL Industries Pte. Ltd.

The Company owns a 10.9% stock interest in JPL Industries Pte.
Ltd. (JPL), a Singapore company organized in 1991. The Company's investment is $692,239 and is included in investment in unconsolidated affiliates.

(5)	DISCONTINUED OPERATIONS:

On December 6, 1991, L-Bar Products suspended operations at its Chewelah, Washington facility because L-Bar lacked the necessary funds to continue operation. In November 1992, it was determined to discontinue the operations of L-Bar Products. In September 1998, the Registrant and the estate of L-Bar Products, Inc., reached an agreement to settle all litigation with Northwest Alloys, Inc. On March 12, 1999, the United States Bankruptcy Court for the Eastern District of Washington Court approved the settlement. On April 29, 1999, the litigation was dismissed with prejudice by the United States District Court for the Eastern District of Washington. Pursuant to the settlement agreement Northwest Alloys has paid the funds due under the agreement and has returned to the Company the 500,000 shares of common stock issued by the Company pursuant to the October 28, 1991 stock purchase agreement. During the year, the Trustee completed the liquidation of the estate in accordance with the terms of the agreement.

The 500,000 shares of common stock returned by Northwest Alloys were retired. This resulted in a $500,000 reduction in par value and a $1.5 million reduction in additional paid in capital.

The disposal of the discontinued operations resulted in a gain as shown below:

									             1999
                                                      -----------
Elimination of the reserve for discontinued
 Operations                                            $  973,246
Deferred gain from reduction of debt related to the
 October 28, 1991 stock purchase agreement              2,000,000
                                                      -----------
                                                      $ 2,973,246
 .
(6)	STOCK OPTIONS:

The 1987 Incentive Stock Option Plan (1987 ISO Plan) expired in 1997, however options granted under the plan are still outstanding. The 1987 ISO Plan provided for the issuance of options to key employees to purchase up to 90,000 shares in aggregate of the Company's common stock. Under the 1987 ISO Plan options for 30,000 shares were outstanding at $1.00 per share, all of which are exercisable. The option plan provides that the option price must be equal to or greater than the market price at the date of grant. No options were exercised under the plan during 2000 and 1999.

(7)	INCOME TAXES:

At November 30, 2000 the Company had net operating loss carryforwards of approximately $11.3 million, which will expire between 2001 and 2020. Certain differences exist between the net operating loss carryforwards available for financial statement purposes and for Federal income tax return purposes due to differing treatments of dividend income, depreciation, exploration and development costs, goodwill and deferred compensation.

Due to losses from continuing operations in 2000 and 1999, there is no tax expense computed for the year. Because of the Company's net operating loss carryforward, the Company did not present the net tax effect of the losses from discontinued operations. The table below shows the composition of the income tax expense (benefit) (000 omitted):

                                             2,000        1999
                                          ----------- -----------
  Current federal income tax              $    (417.0)$ (1,031.1)
  Accrual for wages not yet paid                177.6       133.6
  Accrual for State Income tax                     -           -
  (Reduction) addition to federal
   income tax loss carryforward                (239.4)    (897.5)
                                          ----------- -----------
                                          $        -  $       -

(8)	OTHER CURRENT LIABILITIES:

Other current liabilities consist of the following at November
30:

                                             2,000        1999
                                          ----------- -----------
  Accrued interest                        $     3,990 $     2,220
  Other current liabilities                    27,476      30,963
                                          ----------- -----------
                                         $     31,466 $    33,183
                                          =========== ===========

(9)	DEBT:

Long-term debt consists of the following at November 30:
                                             2,000        1999
                                          ----------- -----------

Term loan, due December 31, 1997, with annual
interest payments at 10% secured by the stock in
JPL Industries, Reserve Minerals Corporation,
Reserve Rossborough Corporation, and Reserve
Rossborough Ventures Corporation see Notes 4 and 11.
                                          $   695,000 $   695,000

SBA term loan, due August 31, 2004, payable in monthly
installments of $9,672.26 including interest at 2.75% over
the prime rate and secured by the assets of Reserve Silica
Corporation and guaranteed by the officers of the
Company.
                                              361,948     401,749

Other notes                               $   497,814 $   390,708
                                          ----------- -----------
                                            1,555,457   1,487,457
Less current portion                          997,196     993,940
                                          ----------- -----------
                                          $   558,261 $   493,517

The long-term debt payment schedule consists of the following at November 30, 2000

  2001                                    $   997,196
  2002                                        186,234
  2003                                        186,234
  2004                                        141,155
  2005 or later                                44,238
                                          -----------
                                          $ 1,555,457


(10)	BUSINESS SEGMENTS:

The Company operates in the industrial products and corporate business segments. These business segments are described in Note 1 under Business Segments. In fiscal year 2000, the Company had three customers in the industrial products segment that accounted for net sales of 58.7% ($1,253,424), 16.6% ($353,938) and 12.9%
($275,458), respectively. In fiscal year 1999, the Company had three customers in the industrial products segment that accounted for net sales of 33.7% ($400,763), 31.8% ($378,285) and 11.3%
($135,057), respectively.

Identifiable assets by segment are those assets involved in the operation of the segment. Corporate assets are cash and cash equivalents, security investments, mineral properties, equity investments and other assets.

The following tables summarize the operations, identifiable assets and capital expenditures by industry segment as of November 30:
                                             2,000        1999
                                          ----------- -----------
Net sales and revenues:
 Industrial Products - Silica sand        $ 2,160,879 $ 1,190,808
 Corporate                                    309,475     139,258
 Equity in earnings from affiliates          (718,104)  (883,979)
                                          ----------- -----------
                                          $ 1,759,750 $   446.087
                                          =========== ===========
Segment operating income:
 Industrial Products - Silica sand        $   228,340 $  (33,093)
 Corporate                                    316,975     139,258
 Equity in (loss) earnings from affiliates   (718,104)  (883,979)
                                          ----------- -----------
                                             (172,789)  (777,814)
                                          =========== ===========
Corporate and other expenses:
 General and administration                   772,132     828,280
 Depreciation and amortization
  - Industrial products                       216,413     207,034
 Depreciation and amortization
  - Corporate                                  16,411      17,789
 Interest expense                             258,487     196,867
 Loss on sale of property, investment
  & foreign assets                           (244,653)    918,110
                                          ----------- -----------
                                            1,018,790   2,168,080
                                          ----------- -----------
(Loss) income from continuing operations $(1,191,579)$(2,945,894)
                                          =========== ===========

Identifiable assets - Industrial Products$  2,141,080 $ 1,980,188
Identifiable assets - Corporate             3,065,086   3,822,483
                                          ----------- -----------
                                          $ 5,802,671 $ 5,802,671
                                          =========== ===========

Capital expenditures
 - Industrial Products                    $   169,181 $   785,106
Capital expenditures - Corporate                4,041       1,634
                                          ----------- -----------
                                          $   173,225 $   786,740
                                          =========== ===========

The following table summarizes financial data by geographic area as of November 30:

Sales:
 United States                            $ 2,160,879 $ 1,190,808
 Far East                                        -         11,912
                                          ----------- -----------
                                          $ 2,160,879 $ 1,202,720
                                          =========== ===========
Operating profit (loss):
 United States                            $  (172,789)$  789,726)
 Far East                                        -         11,912
                                          ----------- -----------
                                          $  (172,789)$ (777,814)
                                          =========== ===========
Identifiable Assets:
 United States                            $ 4,513,927 $ 5,110,432
 Far East                                     692,239     692,239
                                          ----------- -----------
                                          $ 5,206,166 $ 5,802,671

(11)	 COMMITMENTS AND CONTINGENCIES:


	Deferred Compensation

The Company had a deferred compensation plan for its deceased chairman's spouse who died on January 16, 1998, and the plan was terminated on that date. The payment of this benefit was pursuant to a management contract, which provided for monthly disbursements, adjusted annually for inflation. The obligation, originally recorded based on applicable mortality rates, was exhausted during the fiscal year ended November 30, 1991. Payments made in excess of the obligation recorded were expensed when either paid or accrued.

Amounts due under the plan were accrued through January 1998, but no payments were made in 2000, 1999, 1998, 1997, 1996, 1995, 1993 and 1992, because the Company has been conserving its cash. In both 2000 and 1999, the accrued deferred compensation amounted to $296,228.

	Cash Flow Requirements

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is generating revenues from its continuing operations, and the current level of cash flow is sufficient to sustain operations and a portion of its general and administrative expenses. The Company is conserving its cash and has not paid all of the compensation due to the officers and directors and, as described above, has accrued part of the deferred compensation. In 2000 and 1999, the accrued compensation due to the officers and directors amounted to $2,999,324 and $2,555,324, respectively.

During 1991, the Company borrowed $695,000 from the Melfi Family Trust, in order to purchase the equity interest in JPL Industries Pte. Ltd. In order to conserve cash. the Company has not paid all of the interest due on this loan. In 2000 and 1999, the accrued interest on the loan amounted to $820,390 and $682,627, respectively.

The Melfi family members have loaned working capital to the Company. At November 30, 2000, the Company owes $465,415 plus accrued interest on these working capital loans. In 2000 and 1999, the accrued interest on these working capital loans amounted to $114,139 and $106,022, respectively.

Pursuant to promissory notes to the Company, officers have loans amounting to $518,198 and $471,985 in 2000 and 1999, respectively.

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

Date  February 15, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and the capacities and on the dates indicated.


Date February 15, 2001       By   /s/ James J. Melfi, Jr.
                                ---------------------------
                                James J. Melfi, Jr. Director,
                                Chairman of the Board



Date February 15, 2001       By  /s/ Frank C. Melfi
                                -----------------------------
                                Frank C. Melfi, Director
                                and President
                                (Principal Executive Officer)



Date  February 15, 2001      By  /s/ William J. Melfi
                                -------------------------------
                                William J. Melfi,Director and
                                Vice President Finance and
                                Administration
                                (Principal Financial Officer)




Exhibit No. 21

Subsidiaries of Reserve Industries Corporation as of November 30,
2000



     Name                             State of Incorporation
     --------------------------       -------------------
     Reserve Silica Corporation       Washington
     Reserve Minerals Corporation     Delaware
     Reserve Abrasives Ltd., Inc.     New Mexico
     Reserve Rossborough Ventures
      Corporation                     New Mexico
     Reserve Rossborough Corporation  New Mexico