Form 10QSB/A
period 2000-11-30
RESERVE INDUSTRIES CORP /NM/
filed 2001-03-02
CIK 83347

U. S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                          FORM 10-KSB/A

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



         RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE YEARS ENDED NOVEMBER 30, 2000 AND 1999

                                             2,000        1999
                                          ----------- -----------
REVENUES:
 Sales                                    $ 2,160,879 $ 1,190,808
 Interest income                               15,336       9,566
 Gain on sale of equipment                    110,232       3,465
 Income (loss) from affiliates:
  Dividends and interest                          618      11,912
  Equity in earnings                         (718,104)  (943,979)
 Consulting fees                                7,500      60,000
 Other income                                 183,289     114,315
                                          ----------- -----------
     Total revenues                         1,759,750     446,087

COSTS AND EXPENSES:
 Cost of sales                              1,932,538   1,223,901
 General and administration                   772,132     828,280
 Interest                                     258,487     196,867
 Depreciation and amortization                232,825     224,823
 (Gain) loss on investment                   (244,653)    101,000
 Loss on sale of property                        -        817,110
                                          ----------- -----------
     Total costs and expenses               2,951,329   3,391,981

Pretax income (loss) from
 continuing operations                     (1,191,579)(2,945,894)

Provision for income taxes                       -          -
                                          ----------- -----------
Net income (loss) from
 continuing operations                   $(1,191,579)$(2,945,894)

DISCONTINUED OPERATIONS:
Gain on disposal of discontinued
 operations (net of income tax)                 -       2,973,245
Net income (loss)                         $(1,191,579)$    27,351
                                          =========== ===========

EARNINGS PER SHARE:
 Income (loss) from continuing operations $     (0.42)$    (1.01)
 Income (loss) from discontinued operations       -          1.02
                                          ----------- -----------
Net income (loss) per share               $     (0.42)$      0.01
                                          =========== ===========

Weighted Average Number of Shares
 of Common Stock Outstanding                2,803,763   2,918,831
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