Form 10QSB
period 2001-02-28
RESERVE INDUSTRIES CORP /NM/
filed 2001-04-11
CIK 83347

U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934
    For the quarterly period ended February 28, 2001
    Commission file number 0-3492

                      RESERVE INDUSTRIES CORPORATION
             ----------------------------------------------
             (Name of Small Business Issuer in its charter)

         NEW MEXICO                                 85-0128783
-------------------------------        -----------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 Incorporation or Organization)

   20 First Plaza, Suite 308, Albuquerque, New Mexico        87102
--------------------------------------------------------   ----------
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

Yes     X       No
      ------

State the number of shares of outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 10, 2001 - 2,803,763 shares $1.00 Par Value

                                INDEX


                                                              Page No.
                                                              --------


PART I.    Financial Information

      Consolidated Balance Sheets
      February 28, 2001 and November 30, 2000                     1

      Consolidated Statements of Income
      First quarter ended
      February 28, 2001 and February 29, 2000                     2

      Consolidated Statements of Cash Flows
      First quarter ended
      February 28, 2001 and February 29, 2000                     3

      Footnotes to Consolidated Financial Statements              4

      Management's Discussion and Analysis or
      Plan of Operation                                         5 - 6

PART II.    Other Information                                     7

        FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying statements, which should be read in conjunction with the Consolidated Financial Statements included in the November 30, 2000 fiscal year end Annual Report filed on Form 10-KSB, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods, and are subject to audit at the close of the year. However, it is the opinion of the management of the Company that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of such periods have been included.

The Consolidated Financial Statements prepared for fiscal years 2000, 1999, 1998, 1997, 1996, 1995,1994, 1993, 1992 and
1991 were unaudited because the Company elected to not incur the expense of an audit and to conserve its cash for other corporate requirements.

        RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS
           FEBRUARY 28, 2001 AND NOVEMBER 30, 2000

ASSETS                                              2001        2000
                                                -----------  -----------
CURRENT ASSETS:
 Cash and cash equivalents                      $    12,996  $     6,729
 Receivables, less allowance for
  doubtful accounts -0-	                            268,050      362,889
 Receivables from affiliates
  and related parties (Note 11)                     552,923      527,423
 Inventories (Note 2)                               213,483      182,498
 Prepaid expenses and deposits                       60,763       73,292
                                                -----------  -----------
     Total current assets                         1,108,215    1,152,831

PROPERTY, PLANT AND EQUIPMENT, at cost (Note 3)   3,003,043    3,147,237
 Less accumulated depreciation and depletion     (1,128,878)  (1,249,060)
                                                -----------  -----------
                                                  1,874,165    1,898,177

INVESTMENT IN UNCONSOLIDATED AFFILIATES (Note 4)  2,075,623    2,155,158
                                                -----------  -----------
     Total assets                               $ 5,058,003  $ 5,206,166

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
 Trade accounts payable                         $   488,174  $   433,889
 Short-term debt related party                      314,000      175,000
 Current portion of long-term debt (Note 9)         981,364      997,196
 Deferred obligations to related parties (Note 11)4,403,144    4,319,245
 Other current liabilities (Note 8)                 168,848       90,184
                                                -----------  -----------
     Total current liabilities                    6,355,530    6,015,514

LONG-TERM DEBT, less current portion (Note 10)      525,091      558,261

STOCKHOLDERS' INVESTMENT:
  Common stock, $1.00 par value. Authorized
   6,000,000 shares, issued and outstanding
   2,803,763 shares in 2001 and 2000              2,803,763    2,803,763
  Additional paid-in capital                      5,871,218    5,871,218
  Accumulated deficit                           (10,497,599) (10,042,590)
                                                -----------  -----------
      Total stockholders' investment             (1,822,618)  (1,367,609)
     Total liabilities and stockholders'
      investment                                $ 5,058,003  $ 5,206,166

The accompanying notes are an integral part of these consolidated statements. The 2001 and 2000 financial information is unaudited.

             RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE FIRST QUARTERS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

                                                  Three Months Ended
                                                February 28 February 29
                                                   2001         2000
                                                -----------  -----------
REVENUES & OTHER ITEMS:
  Sales                                         $   509,411  $   490,729
  Interest income                                        35          130
  Gain  on sale of equipment                         19,555       55,695
  Income (loss) from affiliates:
   Equity in earnings                               (79,505)     (28,881)
   Consulting fees                                     -           7,500
  Other income                                       11,988         -
                                                -----------  -----------
      Total revenues                                461,484      525,173

EXPENSES & OTHER ITEMS:
  Cost of sales                                     607,346      405,777
  General and administration                        172,187      173,983
  Interest                                           69,340       64,729
  Depreciation and amortization                      67,620       65,626
                                                -----------  -----------
     Total costs and expenses                       916,493      710,115

     Pretax income (loss) from
      continuing operations                        (455,009)    (184,942)

Provision for income taxes                             -            -
                                                -----------  -----------
    Net income (loss) from continuing operations$  (455,009) $  (184,942)

EARNINGS (LOSS) PER SHARE:
  Income (loss) from continuing operations            (0.16)       (0.07)
                                                -----------  -----------
    Net income (loss) per share                 $     (0.16) $     (0.07)

  Weighted Average Number of Shares of
   Common Stock Outstanding                       2,803,763    2,820,156

The accompanying notes are an integral part of these consolidated statements. The 2001 and 2000 financial information is unaudited.

               RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE FIRST QUARTERS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

                                                  Three Months Ended
                                                February 28 February 29
                                                   2001         2000
                                                -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) from continuing operations         $  (455,009) $  (184,942)
  Adjustments to reconcile net income from
   continuing operations to net cash provided
   by operating activities:
   Depreciation and amortization                     67,620       65,626
   Equity in loss of affiliates                      79,505       28,881
   (Gain) on sale of equipment                      (19,555)     (55,695)
    Changes in assets and liabilities:
     Decrease in receivables                         69,339       13,460
     (Increase) decrease in inventories             (30,985)     210,370
     Decrease in other current assets                12,529        7,475
     Increase (decrease) in trade accounts payable   54,285     (116,367)
     Increase in deferred obligations
      to related parties                            222,899      336,082
     Increase (decrease) in other
      current liabilities                            62,832     (298,411)
                                                -----------  -----------
     Total adjustments                              518,469      191,421
     Net cash provided (used)
      by operating activities	                       63,460        6,479

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of equipment                                  31,912       29,136
  Capital expenditures                              (55,965)     (32,629)
                                                -----------  -----------
     Net cash provided (used)
      by investing activities                       (24,053)      (3,493)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) in long-term debt                      (33,170)      (9,468)
  Net cash provided (used) by financing activities  (33,170)      (9,468)
                                                -----------  -----------
     Net increase (decrease) in cash and
      cash equivalents                                6,237       (6,482)

Cash and cash equivalents at the beginning
 of the year                                          6,729       17,689
Cash and cash equivalents at the end of the year$    12,966  $    11,207

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest        $    24,837  $    23,532

The accompanying notes are an integral part of these consolidated statements. The 2001 and 2000 financial information is unaudited.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

      Results of Operations

            First quarter ended February 28, 2001 compared to the first quarter ended February 29, 2000

For the first quarter ended February 28, 2001, the Registrant had revenues of $461,484, which resulted in a net loss of $455,009 or $0.16 per share. For the first quarter ended February 29, 2000, the Registrant had revenues of $525,173, which resulted in a net loss of $184,942 or $0.07 per share.

	The revenues in the first quarter of 2001 decreased from 2000 as a result of an increase in sales from $490,729 to $509,411, a decrease in gain on sale of equipment from $55,695 to $19,555 and an increase in equity losses from $28,881 to $79,505. The sales at the Registrant's silica sand operation increased as a result a slight increase in demand for the Registrant's low iron glass sand. The plant improvement program was continued during the quarter and is planned to be completed by the end of the second quarter 2001. These final improvements are expected to reduce the cost of sales. The Registrant's equity income remained in a loss position even though its affiliated partnership had increased sales volume compared to the first quarter of 2000. Most of the replacement sales are at much lower gross margins, which resulted in an increased loss for the current quarter.

	The costs and expenses were $916,493 and $710,115 in the first quarter of 2001 and 2000, respectively. The cost of sales increased by $201,569 from 2000 to 2001 due primarily due to operational problems that occurred in December and January related to the sand operation. The G&A decreased slightly from 2000 to 2001. Some of the expenses contained in the general and administrative costs pertaining to salaries of the officers and deferred compensation have been accrued but not paid, as the Company is conserving its cash.

      Liquidity and Capital Resources

              Period from December 1, 2000 to February 28, 2001

	The Company's net cash provided (used) by operating activities was $64,460 and $6,479 for the first quarter ended February 28, 2001 and February 29, 2000, respectively. The net cash used by investing activities was $24,053 and $3,493 for the same three months in 2001 and 2000, respectively. The cash provided by investing activities was from the sale of surplus equipment, and the capital expenditures were for capital improvements to the sand project. The Company decreased its long-term debt by $33,170 and $9,468 for the three months ended February 28, 2001 and 2000, respectively. The Company's cash and cash equivalents increased (decreased) by $6,237 and $(6,482) for the three months ended February 28, 2001 and 2000, respectively.

	The Company had working capital deficits of approximately $5.25 million and $4.86 million for the three months ended February 28, 2001 and the year ended November 30, 2000, respectively. The working capital deficit increased as a result of the operating losses. As part of the Company's program to conserve cash in order to operate the company, part of the salaries due to the officers of the Company, all of the deferred compensation due to the deceased chairman's spouse, and part of the interest due on certain loans were accrued but not paid for the three months ended February 28, 2001 and 2000, respectively. As of February 28, 2001, these accruals (salaries, deferred compensation and deferred interest) exceeded $4.4 million.

	For the current year, the Company plans to continue to accrue part of the obligations described in the preceding paragraph and expects to continue to generate sufficient cash flow to operate.

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

	The Company's business operates in highly competitive markets and is subject to changes in general economic conditions, competition, customer and market preferences, government regulation, the impact of tax regulation, foreign exchange rate fluctuations, the degree of market acceptance of the products, the uncertainties of potential litigation, as well as other risks and uncertainties detailed elsewhere herein and from time to time in the Company's Securities and Exchange Commission filings.
This Form 10QSB contains forward looking statements, particularly in the section: Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Part II Item 5. other information, and in some of the footnotes to the financial statements. Actual results could differ materially from those projected in the forward looking statements as a result of known and unknown risks, uncertainties, and other factors, including but not limited market acceptance of the Company's products and services, changes in expected research and development requirements, and the effects of changing economic conditions and business conditions generally. The Company does not undertake and assumes no obligation to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

                              PART II
                          OTHER INFORMATION

Item 1.  Legal Proceedings

            Not Applicable

Item 2.  Changes in Securities

            Not Applicable

Item 3.  Defaults upon Senior Securities

            Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

            Not Applicable

Item 5.  Other Information

	A form 8K was filed March 7, 2001.	Rossborough Manufacturing
Co. L.P. (Rossborough), in which the Registrant has a 44% equity interest, has signed an agreement to purchase substantially all of the assets and certain of the liabilities of Reactive Metals and Alloys Corporation (Remacor) of West Pittsburgh, PA. Both companies service the steel industry by providing hot metal desulfurization, desulfurization equipment, metallurgical additives for secondary steel refining, technology and field service.

Rossborough has formed Rossborough-Remacor LLC as the acquisition entity and will contribute substantially all of its assets and its liabilities to the LLC. Remacor has filed for Chapter 11 bankruptcy protection and is seeking authority of the Bankruptcy Court to sell its assets to Rossborough-Remacor. The transaction will create the basis for a reorganization plan for Remacor that will enable it to satisfy the claims of its unsecured creditors over time.
The purchase price for the Remacor assets is the assumption of certain liabilities, a subordinated note in an amount equal to $4,000,000 and a 35% membership interest in Rossborough-Remacor. It is anticipated that the transaction will close prior to April 30, 2001. Completion of the transaction is subject to due diligence, approval of the Bankruptcy Court, and obtaining financing.

Item 6.  Exhibits and Reports on Form 8-K
		(a) Exhibits - Exhibit 27
		(b) Reports  - Form 8K/A filed March 7, 2001

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


Date: April 10, 2001