Form 10QSB
period 2001-05-31
RESERVE INDUSTRIES CORP /NM/
filed 2001-07-17
CIK 83347

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-QSB

z Quarterly report under Section 13 or 15(d) of the Securities and Exchange
    Act of 1934
        For the quarterly period ended May 31, 2001
	Commission file number 0-3492

                          RESERVE INDUSTRIES CORPORATION
                  ----------------------------------------------
                  (Name of Small Business Issuer in its charter)

          NEW MEXICO                                85-0128783
-------------------------------        ----------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 Incorporation or Organization)

20 First Plaza, Suite 308, Albuquerque, New Mexico            87102
--------------------------------------------------         ----------
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

Yes  X   No
    ---

State the number of shares of outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
As of July 10, 2001 - 2,803,763 shares  $1.00 Par Value

                                    INDEX

                                                                    Page No.


PART I.	Financial Information


        Consolidated Balance Sheets
        May 31, 2001 and November 30, 2000                              1


        Consolidated Statements of Income
        Second quarter ended
        May 31, 2001 and 2000                                           2


        Consolidated Statements of Cash Flows
        Second quarter ended
        May 31, 2001 and 2000                                           3


        Footnotes to Consolidated Financial Statements                  4


        Management's Discussion and Analysis or
        Plan of Operation                                               5 - 7


PART II.     Other Information                                          8

                 RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     MAY 31, 2001 AND NOVEMBER 30, 2000

ASSETS                                                  2001          2000
CURRENT ASSETS:                                      -----------  -----------
  Cash and cash equivalents                          $     4,650  $     6,729
  Receivables, less allowance for doubtful
   accounts -0-                                          127,073      362,889
  Receivables from affiliates and related parties        574,323      527,423
  Inventories                                            202,950      182,498
  Prepaid expenses and deposits                           45,792       73,292
                                                     -----------  -----------
     Total current assets                                954,788    1,152,831

PROPERTY, PLANT AND EQUIPMENT, at cost                 3,249,921    3,147,237
 Less accumulated depreciation and depletion          (1,384,543)  (1,249,060)
                                                     -----------  -----------
                                                       1,865,378    1,898,177

INVESTMENT IN UNCONSOLIDATED AFFILIATES                1,721,632    2,155,158
                                                     -----------  -----------
     Total assets                                    $ 4,541,798  $ 5,206,166
                                                     ===========  ===========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Trade accounts payable                             $   379,540  $   433,889
  Short-term debt related party                          429,000      175,000
  Current portion of long-term debt                      981,364      997,196
  Deferred obligations to related parties              4,553,931    4,319,245
  Other current liabilities                              123,342       90,184
                                                     -----------  -----------
     Total current liabilities                         6,467,177    6,015,514

LONG-TERM DEBT, less current portion                     480,918      558,261

STOCKHOLDERS' INVESTMENT:
  Common stock, $1.00 par value. Authorized 6,000,000
    shares, issued and outstanding 2,803,763 shares
    in 2001 and 2000                                   2,803,763    2,803,763
  Additional paid-in capital                           5,871,218    5,871,218
  Accumulated deficit                                (11,081,278) (10,042,590)
                                                     -----------  -----------
     Total stockholders' investment                   (2,406,297)  (1,367,609)
     Total liabilities and stockholders' investment  $ 4,541,798  $ 5,206,166
                                                     ===========  ===========

     The accompanying notes are an integral part of these consolidated statements. The 2001 and 2000 financial information is unaudited.

                RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE SECOND QUARTERS AND SIX MONTHS  ENDED MAY 31, 2001 AND 2000

                                            Second Quarter Ended   Six Months Ended
                                                  MAY 31                 MAY 31
                                             2001       2000          2001        2000
                                         ----------- -----------  -----------  -----------
REVENUES & OTHER ITEMS:
  Sales                                  $   511,608 $   560,120  $ 1,021,019  $ 1,050,849
  Royalties                                   17,437        -          29,425         -
  Interest income                              9,590          58        9,626          188
  Gain (loss) on sale of equipment              -         54,537       19,555      110,232
  Income (loss) from affiliates:
    Equity in earnings                      (353,991)    (39,617)    (433,496)     (68,498)
    Consulting fees                             -           -            -           7,500
  Other income                                24,782        -          24,782         -
                                         ----------- -----------  -----------  -----------
      Total revenues                         209,426     575,098      670,911    1,100,271

EXPENSES & OTHER ITEMS:
  Cost of sales                              478,392     525,499    1,085,738      931,276
  General and administration                 168,357     168,075      340,544      342,058
  Interest                                    78,206      62,183      147,546      126,912
  Depreciation and amortization               68,151      63,821      135,771      129,446
                                         ----------- -----------  -----------  -----------
      Total costs and expenses               793,106     819,578    1,709,599    1,529,692

   Pretax income (loss) from operations     (583,680)   (244,480)  (1,038,688)    (429,421)

Provision for income taxes                      -           -            -            -
   Net income (loss) from operations    $   (583,680)$  (244,480) $(1,038,688) $  (429,421)
                                        ============ ===========  ===========  ===========
EARNINGS (LOSS) PER SHARE:
  Income (loss) from operations                (0.21)      (0.09)       (0.37)       (0.16)
                                         ----------- -----------  -----------  -----------
   Net income (loss) per share           $     (0.21)$     (0.09) $     (0.37) $     (0.16)
                                         =========== ===========  ===========  ===========

  Weighted Average Number of Shares of
    Common Stock Outstanding               2,803,763   2,761,960    2,803,763   2,761,960

   The accompanying notes are an integral part of these consolidated statements. The 2001 and 2000 financial information is unaudited.

                      RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED MAY 31, 2001 AND MAY 31, 2000

                                                                  Six Months Ended
                                                                       May 31
                                                                 2001         2000
                                                              -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) from continuing operations                       $(1,038,688) $  (429,421)
  Adjustments to reconcile net income from continuing
    operations to net cash provided by operating activities:
      Depreciation and amortization                               135,771      129,446
      Equity in loss of affiliates                                433,496       68,498
      (Gain) on sale of equipment                                 (19,555)    (110,232)
      Changes in assets and liabilities:
        Decrease in receivables                                   235,816       35,044
        (Increase) decrease in inventories                        (20,452)     195,655
        Decrease in other current assets                           27,500        7,590
        (Decrease) in trade accounts payable                      (54,349)     (19,149)
        Increase in deferred obligations to related parties       441,786      275,013
        Increase (decrease) in other current liabilities           33,158      (88,991)
                                                              -----------  -----------
     Total adjustments                                          1,213,171      492,874
     Net cash provided (used) by operating activities             174,483       63,453

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of equipment                                                31,912      128,214
  Capital expenditures                                           (115,299)     (63,966)
                                                              -----------  -----------
     Net cash (used) provided by investing activities             (83,387)      64,249

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) in long-term debt                                    (93,175)     (11,754)
                                                              -----------  -----------
     Net cash provided (used) by financing activities             (93,175)     (11,754)

     Net (decrease) increase in cash and cash equivalents          (2,079)     115,948

Cash and cash equivalents at the beginning of the year              6,729       17,689
Cash and cash equivalents at the end of the year              $     4,650  $   133,637
                                                              ===========  ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                      $    62,248  $    40,595

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       Results of Operations

                Second quarter ended May 31, 2001 compared to the second quarter ended May 31, 2000

For the second quarter ended May 31, 2001, the Registrant had revenues of $209,426, which resulted in a net loss of $583,680 or $0.21 per share. For the second quarterended May 31, 2000, the Registrant had revenues of $575,098, which resulted in a net loss of $244,480 or $0.09 per share.

The revenues in the second quarter of 2001 decreased from 2000 as a result of a decrease in sales from $560,120 to $511,608, a decrease in gain on sale of equipment by $54,537, and an increase in equity losses from $39,617 to $353,991. The sales at the Registrant's silica sand operation decreased as a result of a drop in cement sand sales, which was partially offset by and increase in demand for the Registrant's low iron glass sand. The plant improvement program was completed during the second quarter 2001. The Registrant's equity income decreased as a result of the continuing problems in the primary steel industry, including the bankruptcy by LTV Steel.

The costs and expenses were $793,106 and $819,578 in the second quarter of 2001 and 2000, respectively. The cost of sales decreased by $47,107 from 2000 to 2001 as a direct result of the plant improvements which were completed during the quarter. The Registrant intends to continue its efforts to lower the production costs related to its low iron sand. The G&A was comparable for both years, while the interest costs increased slightly from 2000 to 2001. Some of the expenses contained in the general and administrative costs pertaining to salaries of the officers and deferred compensation have been accrued but not paid, as the Company is conserving its cash.

                Six months ended May 31, 2001 compared
                to the six months ended May 31, 2000

For the six months ended May 31, 2001, the Registrant had revenues of $670,911, which resulted in a net loss of $1,038,688 or $0.37 per share. For the six months ended May 31, 2000, the Registrant had revenues of $1,100,271, which resulted in a net loss of $429,421 or $0.16 per share.

The revenues in the second quarter of 2001 decreased from 2000 primarily as a result of an increase in equity losses from $68,498 to $433,496 and a decrease in gain on sale of equipment by $90,677. The Registrant's equity income decreased as a result of the continuing problems in the primary steel industry, including the bankruptcy by LTV Steel.

The costs and expenses were $1,709,599 and $1,529,692 in the six months of 2001 and 2000, respectively. For the current six month period, the cost of sales increased by $154,462 from 2000 to 2001 as a result of operating problems in the first quarter; these problems were corrected during the second quarter as the project was completed during the second quarter. The Registrant intends to continue its efforts to lower the production costs related to its low iron sand. The G&A was comparable for both years, while the interest costs increased slightly from 2000 to 2001. Some of the expenses contained in the general and administrative costs pertaining to salaries of the officers and deferred compensation have been accrued but not paid, as the Company is conserving its cash.

          Liquidity and Capital Resources

                Period from December 1, 2000 to May 31, 2001

The Company's net cash provided by operating activities was $174,483 and $63,453 for the second quarter ended May 31, 2001 and May 31, 2000, respectively. The net cash provided (used) by investing activities was $(83,387) and $64,249 for the same six months in 2001 and 2000, respectively. The cash provided by investing activities was from the sale of surplus equipment, and the capital expenditures were for capital improvements to the sand project. The Company decreased its long-term debt by $93,175 and $11,754 for the six months ended
May 31, 2001 and 2000, respectively. The Company's cash and cash equivalents increased (decreased) by $(2,079) and $115,948 for the six months ended May 31, 2001 and 2000, respectively.

The Company had working capital deficits of approximately $5.51 million and $4.86 million for the six months ended May 31, 2001 and the year ended
November 30, 2000, respectively. The working capital deficit increased as a result of the operating losses. As part of the Company's program to conserve cash in order to operate the company, part of the salaries due to the officers of the Company, all of the deferred compensation due to the deceased chairman's spouse, and part of the interest due on certain loans were accrued but not paid for the six months ended May 31, 2001 and 2000, respectively. As of May 31, 2001, these accruals (salaries, deferred compensation and deferred interest) exceeded $4.5 million.

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

The purchase price for the Remacor assets is the assumption of certain liabilities, a subordinated note in an amount equal to $4,000,000 and a 35% membership interest in Rossborough-Remacor. The Bankruptcy Court has approved the transaction and due diligence has been completed.
If financing can be obtained, it is anticipated that the transaction will close prior to July 31, 2001.

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


Date: July 13, 2001