Form 10QSB
period 2001-08-31
RESERVE INDUSTRIES CORP /NM/
filed 2001-10-17
CIK 83347

U. S. SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                        FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934
	For the quarterly period ended August 31, 2001
	Commission file number 0-3492

                                RESERVE INDUSTRIES CORPORATION
                       ---------------------------------------------
                       (Name of Small Business Issuer in its charter)

            NEW MEXICO                               85-0128783
 -------------------------------          ----------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
 Incorporation or Organization)

   20 First Plaza, Suite 308, Albuquerque, New Mexico           87102
  ---------------------------------------------------        ----------
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

	State the number of shares of outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  As of October 10, 2001
 - 2,803,763 shares  $1.00 Par Value

                                       INDEX


                                                              Page No.
                                                              --------
PART I.    Financial Information

      Consolidated Balance Sheets
      August 31, 2001 and November 30, 2000                       1


      Consolidated Statements of Income
      Third quarter ended
      August 31, 2001 and 2000                                    2


      Consolidated Statements of Cash Flows
      Third quarter ended
      August 31, 2001 and 2000                                    3


      Footnotes to Consolidated Financial Statements              4


      Management's Discussion and Analysis or
      Plan of Operation                                           5 - 7


PART II.  Other Information                                       8

                        RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                            AUGUST 31, 2001 AND NOVEMBER 30, 2000

ASSETS                                                  2001         2000
                                                     -----------  -----------
CURRENT ASSETS:
  Cash and cash equivalents                          $   106,132  $     6,729
  Receivables, less allowance for doubtful accounts      170,510      362,889
  Receivables from affiliates and related parties        592,323      527,423
  Inventories                                            404,536      182,498
  Prepaid expenses and deposits                           38,882       73,292
                                                     -----------  -----------
     Total current assets                              1,312,383    1,152,831

PROPERTY, PLANT AND EQUIPMENT, at cost                 3,283,553    3,147,237
  Less accumulated depreciation and depletion         (1,454,811)  (1,249,060)
                                                     -----------  -----------
                                                       1,828,742    1,898,177

INVESTMENT IN UNCONSOLIDATED AFFILIATES                  798,281    2,155,158
                                                     -----------  -----------
     Total assets                                    $ 3,939,406  $ 5,206,166
                                                     ===========  ===========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Trade accounts payable                             $   344,209  $   433,889
  Short-term debt related party                          170,252      175,000
  Current portion of long-term debt                      981,364      997,196
  Deferred obligations to related parties              4,678,930    4,319,245
  Other current liabilities                              114,347       90,184
                                                     -----------  -----------
     Total current liabilities                         6,289,102    6,015,514

LONG-TERM DEBT, less current portion                     441,320      558,261

STOCKHOLDERS' INVESTMENT:
  Common stock, $1.00 par value. Authorized 6,000,000
    shares, issued and outstanding 2,803,763 shares
    in 2001 and 2000                                   2,803,763    2,803,763
  Additional paid-in capital                           5,871,218    5,871,218
  Accumulated deficit                                (11,465,997) (10,042,590)
                                                     -----------  -----------
     Total stockholders' investment                   (2,791,016)  (1,367,609)
                                                     -----------  -----------
     Total liabilities and stockholders' investment  $ 3,939,406  $ 5,206,166
                                                     ===========  ===========

     The accompanying notes are an integral part of these consolidated statements. The 2001 and 2000 financial information is unaudited.

               RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THIRD QUARTERS AND NINE MONTHS  ENDED AUGUST 31, 2001 AND 2000


                                              Third Quarter Ended  Nine Months Ended
                                                 AUGUST 31           AUGUST 31
                                             2001         2000         2001         2000
                                          -----------  -----------  -----------  -----------
REVENUES & OTHER ITEMS:
  Sales                                   $   555,385  $   584,884  $ 1,576,404  $ 1,635,733
  Royalties                                    66,339         -          95,764         -
  Interest income                               1,238         -          10,865          188
  Gain on sale of equipment                      -            -          19,555      110,232
  Gain on sale of property                       -         244,653         -         244,653
  Income (loss) from affiliates:
    Equity in earnings                       (235,812)    (196,866)    (669,308)    (265,364)
    Consulting fees                              -            -            -           7,500
  Other income (loss)                         (67,254)       5,961      (42,472)       5,961
                                          -----------  -----------  -----------  -----------
      Total revenues                          319,896      638,632      990,808    1,738,903

EXPENSES & OTHER ITEMS:
  Cost of sales                               363,383      456,136    1,449,121    1,387,412
  General and administration                  203,445      181,784      543,989      523,842
  Interest                                     67,520       66,772      215,066      193,684
  Depreciation and amortization                70,269       63,982      206,039      193,428
                                          -----------  -----------  -----------  -----------
     Total costs and expenses                 704,617      768,674    2,414,215    2,298,366
                                          -----------  -----------  -----------  -----------
Pretax income (loss) from operations         (384,721)    (130,042)  (1,423,407)    (559,463)

Provision for income taxes                       -            -            -            -
                                          -----------  -----------  -----------  -----------
Net income (loss) from operations         $  (384,721) $  (130,042) $(1,423,407) $  (559,463)
                                          ===========  ===========  ===========  ===========
EARNINGS (LOSS) PER SHARE:
  Income (loss) from operations                 (0.14)       (0.05)       (0.51)       (0.20)
                                          -----------  -----------  -----------  -----------
Net income (loss) per share               $     (0.14) $     (0.05) $     (0.51) $     (0.20)
                                          ===========  ===========  ===========  ===========
  Weighted Average Number of Shares of
   Common Stock Outstanding                  2,803,763    2,787,096    2,803,763   2,787,096
                                          -----------  -----------  -----------  -----------

    The accompanying notes are an integral part of these consolidated statements. The 2001 and 2000 financial information is unaudited.

                RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED AUGUST 31, 2001 AND AUGUST 31, 2000


                                                                      Nine Months Ended
                                                                         August 31
                                                                       2001         2000
                                                                    -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) from continuing operations                             $(1,423,407) $  (559,463)
  Adjustments to reconcile net income from continuing
   operations to net cash provided by operating activities:
      Depreciation and amortization                                     206,039      193,428
      Equity in loss of affiliates                                      669,308      265,364
      (Gain) on sale of equipment                                       (19,555)    (110,232)
      Loss on sale of investment                                         67,254         -
      Changes in assets and liabilities:
        Decrease in receivables                                         192,379      (50,457)
        (Increase) decrease in inventories                             (222,038)     202,771
        Decrease (increase) in other current assets                      34,410       (5,995)
        (Decrease) in trade accounts payable                            (89,680)    (123,298)
        Increase in deferred obligations to related parties	            290,037      418,912
        Increase (decrease) in other current liabilities                 24,163     (109,754)
                                                                    -----------  -----------
     Total adjustments                                                1,152,317      680,739
                                                                    -----------  -----------
     Net cash (used) provided by operating activities                  (271,090)     121,276

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of investment                                                    624,985         -
  Sale of equipment                                                      31,912      128,214
  Capital expenditures                                                 (153,631)    (115,547)
                                                                    -----------  -----------
     Net cash provided by investing activities                          503,266       12,667

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) in short-term debt                                         (15,832)     (48,151)
  (Decrease) in long-term debt                                         (116,941)     (95,365)
                                                                    -----------  -----------
     Net cash (used) by financing activities                           (132,773)    (143,516)

     Net increase (decrease) in cash and cash equivalents                99,403       (9,573)

Cash and cash equivalents at the beginning of the year                    6,729       17,689
                                                                    -----------  -----------
Cash and cash equivalents at the end of the year                    $   106,132  $     8,116
                                                                    ===========  ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                            $    87,119  $    65,735

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

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

	Results of Operations

		Third quarter ended August 31, 2001 compared to the third quarter ended August 31, 2000

For the third quarter ended August 31, 2001, the Registrant had revenues of $319,896, which resulted in a net loss of $384,721 or $0.14 per share. For the third quarter ended August 31, 2000, the Registrant had revenues of $638,632, which resulted in a net loss of $130,042 or $0.05 per share.

The revenues in the third quarter of 2001 decreased from 2000 as a result of a decrease in sales from $584,884 to $555,385, a decrease in gain on sale of property by $244,653, which was related to the final distribution of L-Bar Product assets, an increase in equity losses from $196,866 to $235,812, and a loss of $67,254 from sale of the Registrant's Singapore investment. The sales at the Registrant's silica sand operation decreased as a result of a drop in cement sand sales, which was partially offset by an increase in demand for the Registrant's low iron glass sand.

The plant improvement program was completed during the third quarter 2001. Included in revenues is royalty income from the Registrant's interest in the McArthur River uranium mine. The Registrant's equity income decreased as a result of the continuing problems in the primary steel industry, including the bankruptcy by LTV Steel. On July 31, 2001, the Registrant's affiliate Rossborough Manufacturing Co. LP completed the transaction describe in item 5 below. It is expected that the combination will improve the results in the affiliate.

The costs and expenses were $704,617 and $768,674 in the third quarter of 2001 and 2000, respectively. The cost of sales decreased by $92,753 from 2000 to 2001 as a direct result of the plant improvements, which were completed during the quarter. The Registrant intends to continue its efforts to lower the production costs related to its low iron sand.
The G&A and interest costs increased slightly from 2000 to 2001. Some of the expenses contained in the general and administrative costs pertaining to salaries of the officers and deferred compensation have been accrued but not paid, as the Company is conserving its cash.

		Nine months ended August 31, 2001 compared to the nine months ended August 31, 2000

For the nine months ended August 31, 2001, the Registrant had revenues of $990,808, which resulted in a net loss of $1,423,407 or $0.51 per share. For the nine months ended August 31, 2000, the Registrant had revenues of $1,738,903, which resulted in a net loss of $559,463 or $0.20 per share.

The revenues for the nine months of 2001 decreased from 2000 primarily as a result of an increase in equity losses from $265,364 to $669,308, a decrease in gain on sale of equipment of $90,667, a decrease in the sale property by $244,653, which was related to the final distribution of L-Bar Product assets, and a loss of $67,254 from sale of the Registrant's Singapore investment. The Registrant's equity income decreased as a result of the continuing problems in the primary steel industry, including the bankruptcy by LTV Steel.

The costs and expenses were $2,414,215 and $2,298,366 in the nine months of 2001 and 2000, respectively. For the current nine month period, the cost of sales increased by $61,709 from 2000 to 2001 as a result of operating problems in the first quarter; these problems were corrected during the third quarter as the project was completed during the third quarter. The Registrant intends to continue its efforts to lower the production costs related to its low iron sand. The G&A and interest costs increased slightly from 2000 to 2001. Some of the expenses contained in the general and administrative costs pertaining to salaries of the officers and deferred compensation have been accrued but not paid, as the Company is conserving its cash.

	Liquidity and Capital Resources

         Period from December 1, 2000 to August 31, 2001

The Company's net cash (used) provided by operating activities was $(271,090) and $121,276 for the nine months ended August 31, 2001 and August 31, 2000, respectively. The net cash provided by investing activities was $503,266 and $12,667 for the same nine months in 2001 and 2000, respectively. The cash provided by investing activities was from the sale of the Company's Singapore investment and surplus equipment, and the capital expenditures were for capital improvements to the sand project. The Company decreased its long-term debt by $116,941 and $95,365 for the nine months ended August 31, 2001 and 2000, respectively. The Company's cash and cash equivalents increased (decreased) by $99,403 and $(9,573) for the nine months ended August 31, 2001 and 2000, respectively.

The Company had working capital deficits of approximately $4.98 million and $4.86 million for the nine months ended August 31, 2001 and the year ended November 30, 2000, respectively. The working capital deficit increased as a result of the operating losses. As part of the Company's program to conserve cash in order to operate the company, part of the salaries due to the officers of the Company, all of the deferred compensation due to the deceased chairman's spouse, and part of the interest due on certain loans were accrued but not paid for the nine months ended August 31, 2001 and 2000, respectively. As of August 31, 2001, these accruals (salaries, deferred compensation and deferred interest) exceeded $4.9 million.

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

The Company's business operates in highly competitive markets and is subject to changes in general economic conditions, competition, customer and market preferences, government regulation, the impact of tax regulation, foreign exchange rate fluctuations, the degree of market acceptance of the products, the uncertainties of potential litigation, as well as other risks and uncertainties detailed elsewhere herein and from time to time in the Company's Securities and Exchange Commission filings. This Form 10QSB contains forward looking statements, particularly in the section: Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Part II Item 5. other information, and in some of the footnotes to the financial statements. Actual results could differ materially from those projected in the forward looking statements as a result of known and unknown risks, uncertainties, and other factors, including but not limited market acceptance of the Company's products and services, changes in expected research and development requirements, and the effects of changing economic conditions and business conditions generally. The Company does not undertake and assumes no obligation to update any forward-looking statement that may be made from time to time by or on behalf of the Company.



PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

		Not Applicable

Item 2.  Changes in Securities

		Not Applicable

Item 3.  Defaults upon Senior Securities

		Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

		Not Applicable

Item 5.  Other Information

On July 31, 2001, Rossborough Manufacturing Co. L.P. (Rossborough), in which the Registrant has a 44% equity interest, finalized the acquisition of substantially all of the assets and certain of the liabilities of Reactive Metals and Alloys Corporation (Remacor) of West Pittsburgh, PA. Both companies service the global steel industry by providing hot metal desulfurization, desulfurization equipment, and metallurgical additives for secondary steel refining, technology and field service. Other products and services are also provided to the global die casting industry.

The acquisition entity is Rossborough-Remacor LLC, and the LLC will also contain substantially all of Rossborough's assets and liabilities. Rossborough-Remacor LLC will have global sales in excess of $80 million and will be better able to compete in the steel industry, which has been plagued by financial problems related to over capacity. By consolidating the companies, the LLC plans to lower its cost structure to the benefit of all parties.The purchase price for the Remacor assets was the assumption of certain liabilities, a subordinated note in an amount equal to $4,000,000 and a 35% membership interest in Rossborough-Remacor.

Gerald R. Zebrowski, President and CEO of Rossborough, will retain the position of President and CEO of Rossborough-Remacor. Joseph R. Jackman, President and CEO of Remacor, will be elected Vice President and Chief Operating Officer of Rossborough-Remacor.

Item 6.  Exhibits and Reports on Form 8-K
(a)	Exhibits - None
(b)	Reports - A form 8K was filed March 7, 2001 - see Item 5 above.







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


Date: October 10, 2001