Form 10KSB
period 2001-11-30
RESERVE INDUSTRIES CORP /NM/
filed 2002-04-25
CIK 83347

U. S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-KSB

Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
     For the fiscal year ended November 30, 2001
     Commission file number 0-3492

                      RESERVE INDUSTRIES CORPORATION
              ----------------------------------------------

              (Name of Small Business Issuer in its charter)

           NEW MEXICO                             85-0128783
-------------------------------       ------------------------------------

(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 Incorporation or Oration)

20 First Plaza, Suite 308, Albuquerque, New Mexico        87102
--------------------------------------------------      ---------
           (Executive offices)                          (Zip Code)

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
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB. X

State the issuer's revenues from continuing operations for its most recent fiscal year. $1,168,532

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days.
As of February 15, 2002 this was $233,962.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 15, 2002 this was 2,803,763 $1.00 Par Value

                                    PART I

Item 1.  Description of Business

  (a) Business Development. Reserve Industries Corporation, a New Mexico Corporation incorporated in 1957, (the "Registrant") is engaged in the mining and sale of silica sand. The Registrant conducts these operations in the USA. In addition, the Registrant holds several properties with mineral potential and has equity interests in operations that supply services and products to the steel industry.

The Registrant mines and processes silica sand, through its wholly owned subsidiary Reserve Silica Corporation (Reserve Silica), located in Ravensdale, Washington, southeast of Seattle. The mine run sand is extracted from open pit mines and is transported to an adjacent sand processing plant both of which are located on Reserve Silica's land. The wet plant crushes washes and separates the clay from the mine run sand and classifies the sand into several products. The wet sand products are marketed to the nursery industry and to golf courses for sand traps. The facility also incorporates a drying plant, which further processes the wet sand into dried silica sand for the glass container industry. During the year, Reserve Silica completed the capital improvements to the wet plant and the drying plant, which increased the production rate and allowed production of a glass sand with a much lower iron content. The cost of the improvements was over $700,000. Reserve
Silica began delivering the low iron content glass sand in late 1999, and Reserve Silica is now producing and selling low iron glass sand in excess of the target amount of 40,000 tons per year.

The Registrant, through its wholly owned subsidiaries Reserve Rossborough Corporation (Reserve Rossborough) and Reserve Rossborough Ventures Corporation (Reserve Rossborough Ventures), owns a net 44% equity interest in Rossborough Manufacturing Co. L.P. (Rossborough), of Avon Lake, Ohio. In July 2001, Rossborough completed the acquisition of most of Remacor's assets from bankruptcy. These assets, along with most of Rossborough's operation, were contributed to a new operating known as Rossborough-Remacor LLC (R-R LLC). Rossborough owns 60% of R-R LLC. A description of ownership is described in footnote 4 of the notes to the consolidated financial statements. As part of the transaction, R-R LLC, refinanced Rossborough's debt with its bank and assumed $3.4 million in debt from the Remacor estate. Remacor operated in the same business as Rossborough and the combination will allow R-R LLC to be more competitive and to better serve its customers by consolidating operations

R-R LLC provides products and services to the primary steel industry. It is a major supplier of magnesium based reagent compounds used to externally desulfurize hot iron metal, and external desulfurization is the primary business segment of the Partnership. External desulfurization of hot iron metal is a process in which specially sized reagents are pneumatically injected into hot iron metal prior to transforming it into steel. The primary components used in the process are various blends of magnesium granules, calcium carbide, lime and other minor compounds. The process is used by the primary steel industry to improve the quality of its steel by lowering the amount of sulfur contained in its finished products.
R-R LLC has a magnesium grinding facility located near Walkerton, Indiana that processes both magnesium ingots and secondary magnesium granules into a size suitable for use in iron desulfurization. The magnesium granules are blended at Walkerton with other materials to make the finished desulfurization reagents. R-R LLC is one of the two primary suppliers of desulfurization services in North America. It has been working to expand its international operations and is currently operating internationally through joint ventures in Slovakia and Belgium.

R-R LLC's other business segments include the manufacturing of special refractory lances and slag skimmers used in desulfurizing operations, the manufacturing of custom powders used in steel making, the exclusive distribution of Bimac Inc. ladle powders and slag conditioning agents,
and the distribution of selected other purchased products.   As part of
R-R LLC's quality assurance program, it is certified by an ISO auditor as a supplier that complies with the standards set by the global standardization organization under the program entitled ISO 9001 and 9002. This certification indicates to customers a certain level of quality and process control and is becoming a requirement of the primary steel industry in their selection of suppliers.

The Registrant has a number of mineral interests that it deals with in the normal course of business, and below is a description of the properties currently held.

The Registrant, through its wholly owned subsidiary Reserve Minerals Corporation (Reserve Minerals), has retained economic interests in three uranium joint ventures located in northern Saskatchewan, Canada. The retained interests in the Waterbury Lake Joint Venture (WLJV) and the
Dawn Lake Joint Venture (DLJV) are net profit interests (NPI) of approximately 0.75% and 1.5%, respectively, see paragraph on DLJV below.
After production of 200 million pounds of U3O8, the interests are reduced
by half to 0.375% and 0.75%, respectively.   Before the Registrant receives
any proceeds from the NPI, the DLJV and the WLJV are allowed to recapture certain costs advanced on behalf of Reserve Minerals. These NPI may become earning assets in the future. The Registrant also owns a 1% royalty on its former 9.063% interest on all minerals produced in the McArthur River Joint Venture (MRJV). The Registrant receives royalty income from McArthur property. The Registrant is not involved in the operation of the properties, and the reserve and resource information contained in the following paragraphs is from the public announcements by the companies or organizations operating the properties.

The MRJV uranium deposit was discovered in 1988. As a result of underground exploration drilling, the property now has proven uranium reserves of 898,200 tons at an average grade of 23.32%, which equates to a reserve of 476.0 million pounds of U3O8. In addition the property has probable reserves of 35,800 tons at an average grade of 15.24% and indicated resources of 518,600 tons at a grade of 9.59%, which equates to probable reserves and indicated resources of 12.1 million and 109.8 million pounds of U3O8, respectively. The operator of the property is Cameco Corporation. The property received a construction license in August 1997. Construction was completed during 1999, and the mine began production in December 1999. The mine achieved its design capacity of
1.5 million pounds per month during 2001. The ore is mined, crushed and processed into a slurry underground. The ore is pumped to the surface and transported 80 kilometers to the Key Lake processing mill for toll milling.

The WLJV includes the Cigar Lake deposit, which contains proven reserves of 497,750 tons of uranium at an average grade of 20.67%, probable reserves of 54,000 tons at a grade of 4.41%, and inferred resources of 317,800 tons at an average grade of 16.925%. This equates to approximately 349.7 million pounds of uranium concentrate, U3O8 (226.3 million pounds of proven reserves, 5.2 million pounds of probable reserves and 118.1 million pounds of inferred resources). The deposit covers an area of approximately 40 acres and was discovered in 1981. In 1985, the Cigar Lake Mining Company (CLMC) was formed by the joint venture to develop the property, and on January 1, 2002, Cameco Corporation replaced CLMC as operator of the property. A special underground remote mining and transport method, which surpasses prevailing safety standards, has been developed and successfully tested within the deposit. Subject to regulatory approval, the jet boring mining method will be employed, and the ore will be ground and slurried underground. All of the slurry will be processed at Cogema's McClean Lake mill.
Approximately half of the pregnant aqueous solution will be processed at McClean, and the remainder at the Rabbit Lake mill. The project has been undergoing the permitting process for number of years, and in April 1998, the federal and provincial governments approved the project with certain conditions. Depending upon market conditions and regulatory approval, the project could begin production as early as 2005. The operator plans to apply for a construction license in 2002.

The DLJV has a uranium deposit containing indicated resources of 436,000 tons at an average grade of 1.93% and inferred resources of 165,000 tons at a grade of 1.04%, which equates to indicated and inferred resources of 18.5 million and 3.8 million pounds of U3O8, respectively. The Registrant has become aware that there may be a dispute regarding the retained 1.5% net profits interest. At this time, the Registrant is not certain as to the actual facts and time frame. It appears that Central Electricity Generating Board Exploration Ltd, the original purchaser of the property from the Registrant, forfeited its interest in the DLJV partners without complying with the provisions of the Net Profits Agreement. The Registrant has notified the current DLJV partners of the retained nets profits interest. The Registrant is in the process of determining and discussing the actual facts with the DLJV partners.

  (b)  Business of Issuer. The business of the issuer is as follows:

1. The Registrant primarily produces and sells silica sand to the glass container, nursery and golf course industries. Further descriptions of the businesses are contained in Item 1. (a) above.

2. In the majority of cases, the Registrant distributes its products directly to its customers by independent truckers. Some of the golf course bunker sand is sold to distributors.

3. The Registrant has not publicly announced any new products or services. However, as described above it completed installation of equipment at its sand plant to lower the iron content of its dried sand and has been delivering this sand since the fall of 1999.

4. For the silica sand operation, numerous competitors exist; however, competition is limited to regions by the cost of shipping. The Registrant competes on the basis of keeping prices in line with the competition and maintaining the quality and consistency of the products.

5. The Registrant acquires the raw materials for the silica sand operation from a silica sand deposit owned by the Registrant, and the mine is operated to provide mine run sand as required by operations.

6. The Registrant deals with relatively few customers. For the silica sand business, approximately 76% of the sales are made to Saint Gobain Glass Container Co. LLC, a long-term customer.

7. There are no patents or trademarks of material importance to the Registrant's business. Mining claims, leases and crown grants are believed to be held under valid contracts or other evidence of title. The royalty and net profits interests on the Canadian Uranium properties are described in Item 1.
(a) above.

8. The Registrant does not currently require any new government approval in order to conduct its business.

9. As with all small and large businesses, the existing and probable governmental regulations are a significant burden, and the cumulative effects are potentially detrimental to business expansion.

10. The Registrant spent less than $100,000 during 1999 investigating methods to lower the iron content of its dried silica sand. As a result of these efforts, the Registrant spent over $700,000 on new equipment and installation cost between 1999 and 2001. None of these costs have been borne directly by the Registrant's customers.

11.  Federal, state and local laws and regulations relating to protection of
the environment affect the Registrant in many areas of its operations.   Most
of the cost and effects of these laws, in the opinion of management, are currently contained in the Registrant's financial statements. During 2001, Reserve Silica spent less than $50,000 to comply with laws and regulations relating to protection of the environment.

12. The Registrant has 12 full time employees.

  (b) Reports to Security Holders. Not applicable as the Registrant has not recently filed a registration statement.

Item 2.  Description of Properties

  (a) Information as to the location of the principal plants is contained under Item l. (a) above. The silica sand mine and processing facility is situated on approximately 340 acres and is owned by Reserve Silica.
The mineral property interests are described in the table below.

                 RESERVE INDUSTRIES CORPORATION
                      MINERAL INTERESTS
                                      Gross
Location and Mineral                 Acres (1)

Saskatchewan Canada - Uranium
  McArthur River Project            211,400 (2)
  Waterbury Lake Project            234,300 (2)
  Dawn Lake Project                 386,800 (2)

(1) Approximate
(2) The company's interest in these projects is described in Item 1 (a).

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

There was no submission to the shareholders during the fourth quarter.

                             PART II

Item 5.  Market For Common Equity and Related Shareholders Matters.

  (a) Market Information. The Registrant's common stock is currently not publicly traded, because the Registrant has elected to forgo an audit in order to conserve capital for necessary plant operations and improvements and legal fees in connection with past litigation. Once the financial condition of the Registrant improves, it plans to file audited financial statements. Prior to August 1992, the Registrant was listed on the NASDAQ National Over-the-Counter Market. Since the Registrant's stock is not quoted, the Registrant cannot list current prices for its stock.

  (b) Holders. On February 15, 2002, the Registrant had approximately 453 shareholders.

  (c) Dividends. The Registrant has never paid a dividend. There are currently no restrictions or covenants to limit the ability to pay a dividend.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Results of Operations. For the year ended November 30, 2001, the Registrant had revenues of $1,168,532, which resulted in net loss of $1,993,605 or $0.71 per share. Included in the loss is a nonrecurring loss of $67,254 related to the investment in JPL Industries. For the year ended
November 30, 2000, the Registrant had revenues of $2,004,491, which resulted in net loss of $1,191,491 or $0.42 per share. Included in the loss is a nonrecurring gain of $244,653 related to the closing of the L-Bar Products, Inc. estate.

The revenues in 2001 decreased from 2000 as a result of a decrease in sales from $2,160,879 to $1,914,140 and an increase in equity losses from $718,154 to $945,638. The sales at the Registrant's silica sand operation decreased as a result of the loss of its cement sand customer. The Registrant's low iron glass sand sales have continued and the volume for the year exceeded 50,000 tons. The plant improvement program was completed in May 2001. The Registrant's equity income remained in a loss position due to the deterioration of the steel industry, which reduced consumption of desulfurization reagents. In addition, several of Rossborough-Remacor's customers filed for bankruptcy with two customers going into liquidation.

The costs and expenses were $3,162,137 in 2001 and $3,195,982 in 2000, which included a nonrecurring loss of $67,254 on the JPL Industries investment. The cost of sales decreased by $174,277 from 2000 to 2001 as the plant construction was completed in May 2001. The G&A and interest costs increased slightly from 2000 to 2001.

Liquidity and Capital Resources. The Registrant's net cash (used) provided by operating activities was $(274,217) and $146,654 in 2001 and 2000, respectively. The net cash provided (used) by investing activities was $508,393 and $(225,616) in 2001 and 2000, respectively. Most of the cash provided by investing activities in 2001 was from the sale of the interest in JPL Industries, and the cash used by investing activities was for capital improvements to the sand project. The Registrant decreased its debt by a net $164,682 in 2001 and increased its debt by a net $68,002 in 2000.
The Registrant cash and cash equivalents increased by $69,494 in 2001 and decreased by $10,960 in 2000.

The Registrant had working capital deficits of approximately $5.25 and $4.86 million in 2001 and 2000, respectively. The working capital deficit increased as a result of the operating losses. As part of the Registrant's program to conserve cash in order to operate the company, part of the salaries due to the officers of the Registrant, all of the deferred compensation due to the deceased chairman's spouse, and part of the interest due on certain loans was accrued but not paid in 2001. As of November 30, 2001, these accruals (salaries, deferred compensation, and deferred interest) exceeded $4.86 million.

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

The Company's business operates in highly competitive markets and is subject to changes in general economic conditions, competition, customer and market preferences, government regulation, the impact of tax regulation, foreign exchange rate fluctuations, the degree of market acceptance of the products, the uncertainties of potential litigation, as well as other risks and uncertainties detailed elsewhere herein and from time to time in the Company's Securities and Exchange Commission filings. This Form 10KSB contains forward looking statements, particularly in the following sections: Item 1. Business descriptions, Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations, and in some of the footnotes to the financial statements. Actual results could differ materially from those projected in the forward looking statements as a result of known and unknown risks, uncertainties, and other factors, including but not limited to market acceptance of the Company's products and services, changes in expected research and development requirements, and the effects of changing economic conditions and business conditions generally. The Company does not undertake and assumes no obligation to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Item 7.  Financial Statements.

The following Consolidated Financial Statements of the Registrant and its subsidiaries are filed as a part of the report and are attached:

  Consolidated Balance Sheets as of November 30, 2001 and 2000

  Consolidated Statements of Operations for the Years Ended November 30,
   2001 and 2000

  Consolidated Statements of Stockholders' Investment for the Years
   Ended November 30, 2001 and 2000

  Consolidated Statements of Cash Flows for the Years Ended
   November 30, 2001 and 2000

  Notes to Consolidated Financial Statements

Because the financial statements are not audited, there is no report of independent accountants.

All other schedules are omitted, as the required information is not required, or the information is presented in the financial statements or related notes.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Because of the Registrant's program to conserve cash, it was not able to retain an independent accountant to audit the financial statements for the fiscal years of 1991 through 2001.

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

James J. Melfi, Jr., age 73, is Chairman of the Board of the Registrant. Mr. Melfi was elected Chairman of the Board in April 1985, and he was President from December 1975 to December 1985. He has been a director of the Registrant since 1970.

Frank C. Melfi, age 65, is President of the Registrant, a position he has held since December 1985. From 1976 through December 1985, he was Executive Vice President of the Registrant. He has been a director of the Registrant since April 1985.

William J. Melfi, age 59, is Vice President of Finance and Administration of the Registrant, a position he has held since December 1985. He is also Treasurer of the Registrant, a position he assumed in July 1995. For more than five years prior to 1985, he was manager of operations. He has been a director of the Registrant since January 1993.

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

Item 10.  Executive Compensation

General. The following text and tables provide information on the compensation of the Chief Executive Officer and those officers whose salary and bonus compensation equaled or exceeded $100,000 for the fiscal years ended November 30, 2001, 2000, and 1999.

 (b)  Summary Compensation Table.


                       Summary Compensation Table

Name and Principal Position     Year $ Salary  $  Bonus  $ Other
Frank C. Melfi       CEO        2001  135,000    27,000    1,927
                                2000  135,000    27,000    1,927
                                1999  135,000    27,000    1,927

James J. Melfi, Jr. Chairman    2001  135,000    27,000    6,745
                                2000  135,000    27,000    4,933
                                1999  135,000    27,000    3.501
William J. Melfi Vice President 2001  135,000    27,000    3,267
                                2000  135,000    20,000    3,267
                                1999  100,000    20,000    2,914

The amounts of salary and bonus stated for Mr. Frank C. Melfi, Mr. James J. Melfi, Jr. and Mr. William J. Melfi represent the amounts due to them and accrued by the Registrant during the year. As part of the Registrant's program to conserve cash, all three individuals accrued part of their annual compensation. Mr. Frank C. Melfi, Mr. James J. Melfi, Jr. and Mr. William J. Melfi were paid $19,227, $24,045, and $20,567, respectively of the annual compensation due them in 2001.

Beginning with the fiscal year ended November 30, 1999, the Registrant established the Reserve Industries Corporation Profit Sharing Plan for the benefit of all of its eligible employees. As employees, Mr. Frank C. Melfi, Mr. James J. Melfi, Jr. and Mr. William J. Melfi are also participants in the Plan. To date no contributions have been made to the Plan.

  (c) Option/SAR Grants Table. This table is omitted because there was no activity in the 2001 fiscal year.

  (d) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table. This table is omitted because there was no activity in the 2001 fiscal year.

The Registrant has one active stock option plan, which is described in footnote 5 of the notes to the consolidated financial statements.

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

  (g)  Employment Contracts and Termination of Employment, and
Change-in-Control Arrangements.  N/A.

  (h) Report on Repricing of Options/SARs. During 2001, none of the outstanding Options were repriced.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

   (a) Security Ownership of Certain Beneficial Owners. The following tabulation sets forth the number of shares of Common Stock held by each person who owned of record, or is known by the Registrant to own beneficially, five percent (5%) or more of the Registrant's Common Stock. Included in the table for certain individuals are the maximum number of shares of the Registrant's Common Stock, which might be deemed to be beneficially owned under the rules of the Securities and Exchange Commission by those individuals. The number of shares beneficially owned by those individuals includes shares subject to option to purchase, and the computation of the percentage owned assumes exercise of such options. The information is as of February 15, 2002

                                     Amount and Nature of          Percent
Name and Address                     Beneficial Ownership          of Class
----------------------------------------------------------------------------
Melfi Corporation                       Direct
Suite 308, 20 First Plaza               198,500                      7.1%
Albuquerque, New Mexico 87102

James J. Melfi, Jr. (1)                 Direct and Indirect
Suite 308, 20 First Plaza               279,549                      9.9%
Albuquerque, New Mexico 87102

Frank C. Melfi (2)                      Direct and Indirect
Suite 308, 20 First Plaza               291,669                     10.4%
Albuquerque, New Mexico 87102

William J. Melfi (3)                    Direct and Indirect
Suite 308, 20 First Plaza                162,349                      5.8%
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

  (b) Security Ownership of Management. The ownership of Common Stock by officers and directors is set forth in the table below. Included in the table are the maximum number of shares of the Registrant's Common Stock, which might be deemed to be beneficially owned under the rules of the Securities and Exchange Commission by each nominee and director and by the officers and the directors of the Registrant as a group. The number of shares beneficially owned by each individual and each group includes shares subject to option to purchase and the computation of the percentage owned assumes exercise of such options. The text below the table sets forth certain information as to the extent to which beneficial ownership consists of the right to acquire the Registrant's Common Stock. The information is as of February 15, 2002.

                                      Amount and Nature of       Percent
Name and Address                      Beneficial Ownership       of Class
--------------------------------------------------------------------------
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

Item 12.  Certain Relationships and Related Transactions.

  (a) Transactions with management and others. The Melfi Family Trust, which is part of the estate of Mr. James J. Melfi, Sr., loaned the Registrant $695,000 in 1991. These funds were used by the Registrant to purchase 20% of the stock in JPL Industries Pte. Ltd., a Singapore company organized in 1991 (the stock was sold in June 2001). The terms of the agreement between the Melfi Family Trust and the Registrant call for a five-year note at 10% interest, which was prime plus 0.5% at the time of the loan, and a warrant to purchase 60,000 shares of the common stock of the Registrant. The loan plus accrued interest has not been paid. In addition, several times during 1991, Ruth Ann Melfi, deceased, the wife of the Registrant's former Chairman James J. Melfi, Sr., lent the Registrant working capital. In order to conserve cash, the Registrant has not fully repaid this loan. The outstanding balance of the loan at November 30, 2001 was $145,000; interest was paid through November 30, 1996. The interest rate on this loan is 10% per annum. Both of these loans are secured by the stock in Reserve Silica Corporation, Reserve Minerals Corporation, Reserve Rossborough Corporation, and Reserve Rossborough Ventures Corporation. In 1997, Embro Corporation, which is owned by James J. Melfi, Jr.,
Frank C. Melfi and William J. Melfi, lent Reserve Silica Corporation
$65, 000. The terms call for payments over a 36-month period at 11.5% interest, and the loan is secured by the stock in Reserve Silica Corporation. As of November 30, 2001, the loan balance was $58,719 plus accrued interest of $13,848. In addition, from time to time, James J. Melfi, Jr., Frank C. Melfi and William J. Melfi have lent the Registrant working capital. At November 30, 2001, the amount owed pursuant to these loans was $113,000.

Pursuant to certain promissory notes to the Registrant, James J. Melfi, Jr., Frank C. Melfi and William J. Melfi have borrowed $159,710, $263,209 and $206,903, respectively. The notes are unsecured with an interest rate of 7% or the AFR, which ever is less, and are due January 31, 2003.

  (c)  Parents of Registrant.  Not applicable

  (d)  Transactions with promoters.  Not applicable.

Item 13.  Exhibits and Reports on Form 8-K.

  (a)  Exhibits.  See the attached Index to Exhibits.

  (b) Reports on Form 8K. There were no reports on Form 8K filed during the last quarter.

                      RESERVE INDUSTRIES CORPORATION
                             EXHIBIT INDEX

Exhibit
Number         Description


3.1            Articles of Incorporation dated August 28, l957**
3.2            By-Laws of Reserve Industries Corporation as amended on June 8,
               l987**
4.1            Loan Agreement with the Key Bank of Puget Sound (formerly the
               Seattle Trust & Savings Bank) dated February 28, 1986**
4.2            Amendment No. 4 to the Loan Agreement with the Key Bank of
               Puget Sound dated June 15, 1987**
4.3            Loan Agreement between Northwest Alloys, Inc. and L-Bar Products dated August 2, 1990**
4.4            Stock Purchase Agreement with Northwest Alloys, Inc. dated
               October 28, 1991**
4.5            Loan Agreement with the Melfi Family Trust dated October 31,
               1991**
4.6            Supplemental Security Agreement with the Melfi Family Trust dated January 31, 1994**
4.7            Second Supplemental Security Agreement with the Melfi Family
               Trust dated May  6, 1996**
9              Not Applicable
10.1           Sohio Agreement (Settlement) dated September 9, l982**
10.2           Amendment to Employment Agreement, J. J. Melfi, Sr. dated June
               20, l978**
10.3           l977 Stock Option Plan**
10.4           Agreement between Central Electricity Generating
               Board Exploration (Canada) Limited and Registrant dated March 23, 1984**
10.5           Agreement between Cogema and Registrant dated May 17, 1984**
10.6           Agreement between 413418 Ontario Limited and Registrant dated
               August 31, 1984**
10.7           Agreement to purchase the assets of Industrial Mineral Products,
               Incorporated dated March 3, 1986**
10.8           Agreement with Northwest Alloys dated January 1, 1985**
10.9           Agreement with Meridian Minerals Company dated July 1, 1987**
10.10          Agreement and Plan of Acquisition of Interest of Rossborough
               Manufacturing Company dated August 11, 1987**
10.11          Sales agreement between L-Bar Product, Incorporated and La Porte
               Metal Processing Venture dated September 1, 1987, subject to confidential treatment**
10.12          1987 Incentive Stock Option Plan**
10.13          1987 Nonqualified Stock Option Plan**
10.14          Sales agreement between Rossborough Manufacturing Company and
               La Porte Metal Processing Venture dated September 1, 1987, subject to confidential treatment**
10.15 Grinding Joint Venture Agreement between L-Bar Grinding Corporation and La Porte Metal Processing Company dated
               September 1, 1987**
10.16          Agreement between L-Bar Canada, Inc. and Norsk Hydro Canada, Inc.
               dated March 23, 1989**
10.16 Dispute Resolution Agreement between Reserve Industries Corporation and Rossborough et al, dated October 11, 1993**
10.18          Settlement and Release Agreement between L-Bar Products, Inc.
               and La Porte Metal Processing Venture et al, dated
               September 1, 1993**
10.19          Settlement and Release Agreement between Reserve Industries

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

                                    RESERVE INDUSTRIES CORPORATION
                                            (Registrant)

                                    by    /s/  William J. Melfi
                                       ----------------------------------
                                       William J. Melfi, Vice President Finance
                                       and Administration(Principal Financial
                                       Officer)

Date   February 20, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and the capacities and on the dates indicated.


Date   February 20, 2002            by   /s/ James J. Melfi, Jr.
                                       ----------------------------------
                                       James J. Melfi, Jr. Director,
                                       Chairman of the Board



Date   February 20, 2002           by   /s/ Frank C. Melfi
                                       ----------------------------------
                                       Frank C. Melfi, Director and President
                                       (Principal Executive Officer)



Date   February 20, 2002           by   /s/ William J. Melfi
                                       ----------------------------------
                                       William J. Melfi, Director and Vice
                                       President Finance and Administration
                                       (Principal Financial Officer)

RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                                  Page

Consolidated Balance Sheets - November 30, 2001 and 2000            1

Consolidated Statements of Income - For the years ended
   November 30, 2001 and 2000                                       2

Consolidated Statements of Cash Flows - For the years ended
   November 30, 2001 and 2000                                       3

Consolidated Statements of Stockholders' Investment -
   For the years ended November 30, 2001 and 2000                   4

Notes to Consolidated Financial Statements                          5-11

All other schedules are omitted as the required information is not applicable or the information is presented in the accompanying consolidated financial statements or related notes.

              RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                       NOVEMBER 30, 2001 AND 2000
                                                           2001         2000
                                                       -----------  -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                            $    76,223  $     6,729
  Receivables, less allowance for doubtful accounts -0-    177,698      362,889
  Receivables from affiliates and related parties          634,548      527,423
  Inventories                                              298,357      182,498
  Prepaid expenses and deposits                             55,674       73,292
                                                       -----------  -----------
     Total current assets                                1,242,500    1,152,831

PROPERTY, PLANT AND EQUIPMENT, at cost                   3,262,771    3,147,237
  Less accumulated depreciation and depletion           (1,505,484)  (1,249,060)
                                                       -----------  -----------
     Total property, plant and equipment                 1,757,287    1,898,177

INVESTMENT IN UNCONSOLIDATED AFFILIATES                    117,541    2,155,158
                                                       -----------  -----------
     Total assets                                      $ 3,117,328  $ 5,206,166
                                                       ===========  ===========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Trade accounts payable                               $   143,306  $   317,801
  Short-term debt related party                            348,000      293,000
  Current portion of long-term debt                        946,812      937,196
  Deferred obligations to related parties                4,910,582    4,377,963
  Other current liabilities                                145,791       89,466
                                                       -----------  -----------
     Total current liabilities                           6,494,491    6,015,426

LONG-TERM DEBT, less current portion                       383,963      558,261

STOCKHOLDERS' INVESTMENT:
  Common stock, $1.00 par value. Authorized  6,000,000
   shares, issued and outstanding 2,803,763 shares
   in 2001 and 2000                                      2,803,763    2,803,763
  Additional paid-in capital                             5,471,218    5,871,218
  Accumulated deficit                                  (12,036,107) (10,042,502)
                                                       -----------  -----------
     Total stockholders' investment                     (3,761,126)  (1,367,521)
                                                       -----------  -----------
     Total liabilities and stockholders' investment    $ 3,117,328  $ 5,206,166
                                                       ===========  ===========

        The accompanying notes are an integral part of these consolidated statements. The 2001 and 2000 financial information is unaudited.

            RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED NOVEMBER 30, 2001 AND 2000
</caption>

                                                          2001         2000
                                                       -----------  -----------
REVENUES & OTHER ITEMS:
  Sales                                                $ 1,914,140  $ 2,160,879
  Royalties                                                144,869       53,846
  Interest income                                           10,990       15,954
  Gain on sale of equipment                                 18,762      110,232
  Gain on investment                                          -         244,653
  Income (loss) from affiliates:
    Equity in earnings                                    (945,368)    (718,104)
    Consulting fees                                           -           7,500
  Other income                                              25,139      129,531
                                                       -----------  -----------
     Total revenues                                      1,168,532    2,004,491

EXPENSES & OTHER ITEMS:
  Cost of sales                                          1,758,261    1,932,538
  Loss on investment                                        67,254         -
  General and administration                               783,592      772,132

  Interest                                                 275,190      258,487
  Depreciation and amortization                            277,840      232,825
                                                       -----------  -----------
     Total costs and expenses                            3,162,137    3,195,982
                                                       -----------  -----------
     Pretax income (loss) from continuing operations    (1,993,605)  (1,191,491)

Provision for income taxes                                    -            -
                                                       -----------  -----------
      Net income (loss) from continuing operations     $(1,993,605) $(1,191,491)

EARNINGS PER SHARE:
  Income (loss) from continuing operations             $     (0.71) $     (0.42)
                                                       -----------  -----------
     Net income (loss) per share                       $     (0.71) $     (0.42)
                                                       ===========  ===========
Weighted Average Number of Shares
 of Common Stock Outstanding                             2,803,763    2,803,763
                                                       ===========  ===========

      The accompanying notes are an integral part of these consolidated statements. The 2001 and 2000 financial information is unaudited.

             RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED NOVEMBER 30, 2001 AND 2000
</caption>

                                                           2001        2000
                                                       -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) from continuing operations         $(1,993,605) $(1,191,579)
  Adjustments to reconcile net income from continuing
   operations to net cash provided by operating activities:
    Depreciation and amortization                          277,840      232,825
    Equity (gain) loss from affiliates                     945,368      718,104
     (Gain) loss on disposition of fixed assets            (20,348)    (110,898)
     (Gain) loss on investment                              67,254         -
      Changes in assets and liabilities:
       (Increase) decrease in receivables                   78,066     (226,450)
       (Increase) decrease in inventories                 (115,859)     212,655
       (Increase) decrease in other current assets          17,618      (55,548)
       Increase (decrease) in trade accounts payable      (174,495)     114,440
       Increase (decrease) in deferred obligations
        to related parties                                 587,619      589,525
       Increase (decrease) in other current liabilities     56,325     (136,420)
                                                       -----------  -----------
     Total adjustments                                   1,719,388    1,338,233

                                                       -----------  -----------
     Net cash provided (used) by operating activities  $  (274,217) $   146,654
                                                       -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property                       $   656,897  $   128,214
  Capital expenditures - Net                              (148,504)    (353,830)
                                                       -----------  -----------
     Net cash provided (used) by investing activities  $   508,393  $  (225,616)
                                                       -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term debt               $     9,616  $     3,256
  Increase (decrease) in long-term debt                   (174,298)      64,746
                                                       -----------  -----------
     Net cash provided (used) by financing activities  $  (164,682) $    68,002
                                                       -----------  -----------
     Net increase (decrease) in cash and cash equivalents $ 69,494  $   (10,960)
                                                       -----------  -----------

Cash and cash equivalents at the beginning of the year       6,729       17,689
                                                       -----------  -----------
Cash and cash equivalents at the end of the year       $    76,223  $     6,729
                                                       ===========  ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest               $    90,722  $    85,268

     The accompanying notes are an integral part of these consolidated statements. The 2001 and 2000 financial information is unaudited.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
         FOR THE YEARS ENDED NOVEMBER 30, 2001, 2000, AND 1999
</caption>

                        Common Stock         Additional
                        $1 Par Value          Paid-In   Accumulated
                      Shares     $Amount      Capital     Deficit     Total
                    ----------- ----------- ----------- ----------- -----------
BALANCES: November 30, 1999
                    ----------- ----------- ----------- ----------- -----------
                      2,803,763 $ 2,803,763 $ 5,871,218 $(8,810,540)$  (135,559)
                    =========== =========== =========== =========== ===========
Prior period adjustments                                     (40,471)	(40,471)
                    ----------- ----------- ----------- ----------- -----------
ADJUSTED BALANCE: Nov. 30, 1999
                      2,803,763 $ 2,803,763 $ 5,871,218 $(8,851,011)$  (176,030)
                    =========== =========== =========== =========== ===========
Net income (loss)                                        (1,191,491) (1,191,491)
                    ----------- ----------- ----------- ----------- -----------
BALANCES: November 30, 2000
                      2,803,763 $ 2,803,763 $ 5,871,218$(10,042,502)$(1,367,521)
                    =========== =========== =========== =========== ===========
Reclass original investment in affiliate       (400,000)               (400,000)
Net income (loss)                                        (1,993,605) (1,993,605)
                    ----------- ----------- ----------- ----------- -----------
BALANCES: November 30, 2001
                      2,803,763 $ 2,803,763 $ 5,471,218$(12,036,107)$(3,761,126)
                    =========== =========== =========== =========== ===========

      The accompanying notes are an integral part of these consolidated statements. The 2001, 2000 and 1999 financial information is unaudited.

              RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED NOVEMBER 30, 2001 AND 2000

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

All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements. Investments in unconsolidated affiliates are accounted for by the equity method (see Note 4) and are stated at cost plus equity in undistributed earnings (losses).

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

      Mineral Properties

Mineral properties, acquisition costs, and all subsequent direct costs incurred in retaining, exploring and developing the properties are capitalized in property, plant and equipment until production is attained. If management determines that development and production are not economically feasible, or that capitalized costs exceed net realizable values, such costs are charged to operations in the period such determination is made.

      Depreciation, Depletion, and Amortization

The cost of machinery, equipment and buildings is depreciated over the estimated useful lives of the assets using the straight-line method. Organization costs and goodwill are amortized using the straight-line method over 60 months and 120 months, respectively.

      Income Taxes

The Company and its domestic subsidiaries file a consolidated income tax return. Separate tax returns are filed for the corporate entities in which the Company has equity interests.

Deferred taxes, which result from the effect of temporary differences in reporting transactions for financial and tax reporting purposes, will be provided when the Company exhausts its net operating loss carryforwards.

      Earnings (loss) per share

Earnings (loss) per share were computed using the weighted average number of shares outstanding during each fiscal year. Shares issuable upon the exercise of options have not been included in the computation, because they would not have a material impact on earnings (loss) per share.

      Business Segments

The Company operates in two different industry segments: the corporate operations segment and the industrial products segment, which contains silica sand operations. The silica sand industrial products operation produces various sand products for use by the glass, concrete and golf course industries. The corporate segment includes partnership equity income.

      Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

      Reclassifications

Certain reclassifications have been made to prior year balances to conform to current year financial statement presentation.

(2)  INVENTORIES:

Inventories consist of the following at November 30:

                                                          2001         2000
                                                       -----------  -----------

      Raw materials                                    $   147,224  $    72,806
      Finished products                                    139,819       98,880
      Supplies and packaging                                11,314        9,812
                                                       -----------  -----------
                                                       $   298,357  $   181,498
                                                       ===========  ===========
(3)	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following at November 30:

                                                          2001         2000
                                                       -----------  -----------
      Machinery and equipment                          $ 1,283,116  $ 1,411,083
      Mineral properties                                   474,171      487,094
                                                       -----------  -----------
                                                       $ 1,757,287  $ 1,898,177
                                                       ===========  ===========

(4)  INVESTMENT IN UNCONSOLIDATED AFFILIATES:

      Rossborough Manufacturing Company and Rossborough Manufacturing Co. L. P.

The Company owns a 40% stock interest in Rossborough Manufacturing Company (Rossborough Co.), through its wholly owned subsidiary, Reserve Rossborough Corporation and a 20% limited partnership interest in Rossborough Manufacturing Co. L.P. (Rossborough L.P.), through its wholly owned subsidiary, Reserve Rossborough Ventures Corporation. Rossborough Co. is the general partner and owns 60% of Rossborough L.P. As a result, the Company's net interest in Rossborough L.P. is 44%. On July 31, 2001, Rossborough L.P. merged most of its assets into a newly formed entity known as Rossborough-Remacor LLC (R-R). Rossborough L.P. owns 60% of R-R, and as a result, the Company's net interest in R-R is 26.4%. R-R is in the business of providing products and services to the steel and foundry industries. Upon completion of a $3.4 million loan payment to the creditors of Remacor, Rossborough L.P.'s interest in R-R increases to 65%.

Investment in unconsolidated affiliates includes equity in undistributed earnings. Included in the Company's earnings (losses) are equity in earnings (losses) of affiliates and consulting income. The Company plans to reinvest its undistributed equity earnings in those affiliates. At November 30, 2001 and 2000, the Company had $(308,712) and $318,056 of undistributed earnings (losses) of Rossborough Co. and Rossborough L.P. included in retained earnings, respectively. The equity in undistributed earnings (losses) of Rossborough Co. and Rossborough L.P. recorded by the Company are based on financial statements audited by independent public accountants.

Because of the depressed conditions in the primary steel industry and the bankruptcies of several customers of R-R, the independent public accountant's opinion includes a reservation as to whether R-R was a going concern. Management of R-R has been working to reduce its operating costs and believes that this program will be successful and allow the venture to continue operations (see Note 10 below).

The financial information of Rossborough L.P. and R-R is summarized below. Sales, gross profit and partnership income (loss) for 2001 represent of Rossborough L.P for eight months ended July 31 and represent R-R for the four months ended November 30, while the assets and liabilities for 2001 represent R-R. The column under 2000 represents Rossborough L.P for the period ending November 30:

                                       Eight Months  Four Months
                                       Ending 8/31   Ending 11/31
                                            2001         2001         2000
                                        ------------ ------------ ------------
     Net sales                          $ 24,539,430 $ 15,024,197 $ 40,609,036
     Gross profit                       $  1,039,665 $  2,572,781 $  4,412,485
     Net partnership Income (loss)      $ (1,796,353)$ (1,058,989)$ (2,081,887)
                                        ============ ============ ============

     Total current assets                            $ 11,759,888 $ 10,151,792
     Fixed and other assets                            22,722,176    8,067,640
                                                     ------------ ------------
     Total assets                                    $ 34,482,064 $ 18,219,432
                                                     ============ ============

     Current liabilities                             $ 13,601,188 $ 14,353,553
     Total long-term liabilities                       17,146,266    3,428,571
     Total partnership capital                          3,734,610      437,308
                                                     ------------ ------------
     Total liabilities and partnership capital       $ 34,482,064 $ 18,219,432
                                                     ============ ============

     JPL Industries Pte. Ltd.

During the fiscal year the Company sold its 20% stock interest in JPL Industries Pte. Ltd. (JPL), a Singapore company organized in 1991. For fiscal 2000, the Company's investment was $692,239 and was included in investment in unconsolidated affiliates.
..
(5)  STOCK OPTIONS:

The 1987 Incentive Stock Option Plan (1987 ISO Plan) expired in 1997; however options granted under the plan are still outstanding. The 1987 ISO Plan provided for the issuance of options to key employees to purchase up to 90,000 shares in aggregate of the Company's common stock. Under the 1987 ISO Plan options for 30,000 shares were outstanding at $1.00 per share, all of which are exercisable. The option plan provides that the option price must be equal to or greater than the market price at the date of grant. No options were exercisedunder the plan during 2001 and 2000.

(6)  INCOME TAXES:

At November 30, 2001, the Company had net operating loss carryforwards of approximately $12.7 million, which will expire between 2002 and 2020. Certain differences exist between the net operating loss carryforwards available for financial statement purposes and for Federal income tax return purposes due to differing treatments of dividend income, depreciation, exploration and development costs, goodwill and deferred compensation.

Due to losses from continuing operations in 2001and 2000, and the Company's net operating loss carry forward there is no tax expense computed for the year.  The table below shows the composition of the income tax expense
(benefit) (000 omitted):
                                                          2001         2000
                                                       -----------  -----------
      Current federal income tax                       $   ( 738.2) $    (417.0)
      Accrual for wages not yet paid                         186.8        177.6
      Accrual for State Income tax                              -            -
     (Reduction) addition to federal
       Income tax loss carryforward                          551.4        239.4
                                                       -----------  -----------
                                                       $        -   $        -
                                                       ===========  ===========

(7)  OTHER CURRENT LIABILITIES:

Other current liabilities consist of the following at November 30:

                                                           2001        2000
                                                       -----------  -----------
      Accrued interest                                 $     4,652  $     3,990
      Other current liabilities                            141,139       85,476
                                                       -----------  -----------
                                                       $   145,791  $    89,466
                                                       ===========  ===========

(8)  DEBT:

Long-term debt consists of the following at November 30:

                                                          2001        2000
                                                       -----------  -----------
Term loan, due December 31, 1997, with annual
interest payments at 10% secured by the stock in
JPL Industries, Reserve Minerals Corporation,
Reserve Rossborough Corporation and Reserve
Rossborough Ventures Corporation see Notes 4 and 10.   $   695,000  $   695,000

SBA term loan, due August 31, 2004, payable in monthly
installments of $9,363 including interest at 2.75% over
the prime rate and secured by the assets of Reserve Silica
Corporation and guaranteed by the officers of the
Company.                                                   281,007      361,948

Other notes                                            $   354,768   $  438,509
                                                       -----------  -----------
                                                         1,330,775    1,495,457
Less current portion                                       946,812      937,196
                                                       -----------  -----------
                                                       $   383,963  $   558,261
                                                       ===========  ===========

The long-term debt payment schedule consists of the following at November 30, 2001:

      2002                                             $   946,812
      2003                                                 187,755
      2004                                                 153,650
      2005                                                  42,558
                                                       -----------
                                                       $ 1,330,775
                                                       ===========

(9)  BUSINESS SEGMENTS:

The Company operates in the industrial products and corporate business segments. These business segments are described in Note 1under Business Segments. In fiscal year 2001, the Company had one customer in the industrial products segment that accounted for net sales of 75.9% ($1,441,199). In fiscal year 2000, the Company had three customers in the industrial products segment that accounted for net sales of 58.7% ($1,253,424), 16.6% ($353,938) and 12.9% ($275,458), respectively

Identifiable assets by segment are those assets involved in the operation of the segment. Corporate assets are cash and cash equivalents, security investments, mineral properties, equity investments and other assets.

The following tables summarize the operations, identifiable assets and capital expenditures by industry segment as of November 30:


                                                          2001          2000
                                                       -----------  -----------
Net sales and revenues:
  Industrial Products - Silica sand                    $ 1,914,140  $ 2,160,879
  Corporate                                                132,506      561,716
  Equity in earnings from affiliates                      (945,368)    (718,104)
                                                       -----------  -----------
                                                       $ 1,101,278  $ 2,004.491
                                                       ===========  ===========
Segment operating income:
  Industrial Products - Silica sand                    $   155,879  $   228,340
  Corporate                                                132,506      561,628
  Equity in (loss) earnings from affiliates               (945,368)    (718,104)
                                                       -----------  -----------
                                                          (656,983)     (71,864)
Corporate and other expenses:
  General and administration                               783,592      772,132
  Depreciation and amortization - Industrial products      263,164      216,413
  Depreciation and amortization - Corporate                 14,676       16,411
  Interest expense                                         275,190      258,487
                                                       -----------  -----------
                                                         1,336,622    1,263,443
                                                       -----------  -----------
(Loss) income from continuing operations               $(1,993,605) $(1,191,579)
                                                       ===========  ===========
Identifiable assets - Industrial Products              $ 1,967,284  $ 2,141,080
Identifiable assets - Corporate                          1,150,043    3,065,086
                                                       -----------  -----------
                                                       $ 3,117,327  $ 5,206,166
                                                       ===========  ===========

Capital expenditures - Industrial Products             $   144,301  $   349,789
Capital expenditures - Corporate                             4,203        4,041
                                                       -----------  -----------
                                                       $   148,504  $   353,830
                                                       ===========  ===========

The following table summarizes financial data by geographic area as of November 30:

Sales:
  United States                                        $ 1,914,140  $ 2,160,879
  Far East                                                    -            -
                                                       -----------  -----------
                                                       $ 1,914,140  $ 2,160,879
                                                       ===========  ===========
Operating profit (loss):
  United States                                        $  (656,983) $   (71,864)
  Far East                                                    -            -
                                                       -----------  -----------
                                                       $  (656,983) $   (71,864)
                                                       ===========  ===========
Identifiable Assets:
  United States                                        $ 3,117,327  $ 4,513,927
  Far East                                                    -         692,239
                                                       -----------  -----------
                                                       $ 3,117,327  $ 5,206,166
                                                       ===========  ===========



(10)  COMMITMENTS AND CONTINGENCIES:

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

Amounts due under the plan were accrued through January 1998, but no payments were made in 2001, 2000, 1999, 1998, 1997, 1996, 1995, 1993 and 1992, because the Company has been conserving its cash. In both 2001 and 2000, the accrued deferred compensation amounted to $296,228.

      Cash Flow Requirements

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is generating revenues from its continuing operations, and the current level of cash flow is sufficient to sustain operations and a portion of its general and administrative expenses. The Company is conserving its cash and has not paid all of the compensation due to the officers and directors and, as described above, has accrued part of the deferred compensation. In
2001 and 2000, the accrued compensation due to the officers and directors amounted to $3,486,424 and $2,999,324, respectively.

During 1991, the Company borrowed $695,000 from the Melfi Family Trust in order to purchase the equity interest in JPL Industries Pte. Ltd. To conserve cash, the Company has not paid all of the interest due on this loan. In 2001 and 2000, the accrued interest on the loan amounted to $971,929 and $820,390, respectively.

The Melfi family members have loaned working capital to the Company. At November 30, 2001 and 2000, the Company owed $406,718 and $351,718 plus accrued interest on these working capital loans, respectively. In 2001 and 2000, the accrued interest on these working capital loans amounted to $146,490 and $113,697, respectively.

Pursuant to promissory notes to the Company, officers have loans amounting to $634,548 and $527,423 in 2001 and 2000, respectively.

      Other

In order to obtain financing for the creation of Rossborough-Remacor LLC, the Company guaranteed to the Lending Bank up to $420,000 of the loan obtained to
complete the financing of the venture.   The Company is to receive interest on
this commitment from R-R; however, R-R has not paid any interest on the commitment.

During the normal course of business, the Company has other commitments, lawsuits, claims and contingent liabilities. However, Company management does not expect that any sum it may have to pay in connection with any of these matters would have a materially adverse effect on the consolidated financial position.

 Exhibit No. 21

Subsidiaries of Reserve Industries Corporation as of November 30, 2001



      Name                                            State of Incorporation

      Reserve Silica Corporation                      Washington
      Reserve Minerals Corporation                    Delaware
      Reserve Abrasives Ltd., Inc.                    New Mexico
      Reserve Rossborough Ventures Corporation        New Mexico
      Reserve Rossborough Corporation                 New Mexico