Form 10QSB
period 2002-02-28
RESERVE INDUSTRIES CORP /NM/
filed 2002-05-14
CIK 83347

U. S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended February 28, 2002
Commission file number 0-3492

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

	State the number of shares of outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 10, 2002 - 2,803,763 shares $1.00 Par Value

                                  INDEX


                                                       Page No.



PART I.	Financial Information


     Consolidated Balance Sheets
     February 28, 2002 and November 30, 2001               1


     Consolidated Statements of Income
     First quarter ended
     February 28, 2002 and 2001                            2


     Consolidated Statements of Cash Flows
     First quarter ended
     February 28, 2002 and 2001                            3


     Footnotes to Consolidated Financial Statements        4


     Management's Discussion and Analysis or
     Plan of Operation                                     5 - 7


PART II.	Other Information                          8

                       CONSOLIDATED BALANCE SHEETS
                 FEBRUARY 28, 2002 AND NOVEMBER 30, 2001

ASSETS                                         2002          2001
                                           ------------  ------------
CURRENT ASSETS:
  Cash and cash equivalents                $     60,698  $     76,223
  Receivables, less allowance for
   doubtful accounts -0-	                120,035       177,698
  Receivables from affiliates and
   related parties                              655,678       634,548
  Inventories                                   302,964       298,357
  Prepaid expenses and deposits                  46,742        55,674
                                           ------------  ------------
     Total current assets                     1,186,117     1,242,500

PROPERTY, PLANT AND EQUIPMENT, at cost        3,262,771     3,262,771
  Less accumulated depreciation
   and depletion                             (1,573,054)   (1,505,484)
                                           ------------  ------------
     Total property, plant and equipment      1,689,717     1,757,287

INVESTMENT IN UNCONSOLIDATED AFFILIATES        (105,680)      117,541
     Total assets                          $  2,770,154  $  3,117,328
                                           ============  ============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Trade accounts payable                   $    184,641  $    143,306
  Short-term debt related party                 335,300       348,000
  Current portion of long-term debt             986,812       946,812
  Deferred obligations to related parties     5,014,686     4,910,582
  Other current liabilities                      45,337       145,791
                                           ------------  ------------
     Total current liabilities                6,566,776     6,494,491

LONG-TERM DEBT, less current portion            383,842       383,963

STOCKHOLDERS' INVESTMENT:
  Common stock, $1.00 par value. Authorized
   6,000,000 shares, issued and outstanding
   2,803,763 shares in 2002 and 2001          2,803,763     2,803,763
  Additional paid-in capital                  5,471,218     5,471,218
  Accumulated deficit                       (12,455,445)  (12,036,107)
                                           ------------  ------------
     Total stockholders' investment           4,180,464)   (3,761,126)
                                           ------------  ------------
     Total liabilities and
      stockholders' investment             $  2,770,154  $  3,117,328
                                           ============  ============

   The accompanying notes are an integral part of these consolidated statements. The 2002 and 2001 financial information is unaudited.

           RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE FIRST QUARTERS ENDED FEBRUARY 28, 2002 AND FEBRUARY 28, 2001

                                              Three Months Ended
                                                 February 28
                                               2002          2001
                                           ------------  ------------
REVENUES & OTHER ITEMS:
  Sales                                    $    410,919  $    509,411
  Royalties                                      51,454        11,988
  Interest income                                   839            35
  Gain on sale of equipment                        -           19,555
  Income (loss) from affiliates:
    Equity in earnings                         (223,201)      (79,505)
  Other income                                      255          -
                                           ------------  ------------
      Total revenues                            240,266       461,484

EXPENSES & OTHER ITEMS:
  Cost of sales                                 348,636       607,346
  General and administration                    177,134       172,187
  Interest                                       66,264        69,340
  Depreciation and amortization                  67,570        67,620
                                           ------------  ------------
      Total costs and expenses                  659,604       916,493

      Pretax income (loss) from
       continuing operations                   (419,338)     (455,009)

Provision for income taxes                         -             -
                                           ------------  ------------
     Net income (loss) from
      continuing operations                $   (419,338) $   (455,009)

EARNINGS (LOSS) PER SHARE:
  Income (loss) from continuing operations        (0.15)        (0.16)
                                           ------------  ------------
       Net income (loss) per share         $      (0.15) $      (0.16)
                                           ============  ============

  Weighted Average Number of Shares of
    Common Stock Outstanding                  2,803,763     2,803,763
                                           ============  ============

   The accompanying notes are an integral part of these consolidated statements. The 2002 and 2001 financial information is unaudited.

           RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE FIRST QUARTERS ENDED FEBRUARY 28, 2002 AND 2001

                                                    Three Months Ended
                                                       February 28
                                                     2002          2001
                                                 ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) from continuing Operations   $   (419,338) $   (455,009)
  Adjustments to reconcile net income from
  Continuing operations to net cash provided
   by operating activities:
   Depreciation and amortization                       67,570        67,620
   Equity in (gain) loss from affiliates              223,201        79,505
   (Gain) loss on disposition of fixed assets            -          (19,555)
    Changes in assets and liabilities:
    (Increase) decrease in receivables                 57,663        69,339
    (Increase) decrease in inventories                 (4,607)      (30,985)
    (Increase) decrease in other current assets       (12,178)       12,529
    Increase (decrease) in trade accounts payable      41,335        54,285
    Increase (decrease) in deferred obligations
     to related parties                                91,404       222,899
    Increase (decrease) in other current liabilities  (60,454)       62,832
                                                 ------------  ------------
     Total adjustments                                403,934       518,469
                                                 ------------  ------------
Net cash provided (used) by operating activities      (15,404)       63,460

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of equipment                                      -           31,912
  Capital expenditures                                   -          (55,965)
                                                 ------------  ------------
Net cash provided (used) by investing activities         -          (24,053)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) in long-term debt                           (121)      (33,170)
                                                 ------------  ------------
Net cash provided (used) by financing activities         (121)      (33,170)

Net increase (decrease) in cash and cash equivalents  (15,525)        6,237

Cash and cash equivalents at the
 beginning of the year                                 76,223         6,729
                                                 ------------  ------------
Cash and cash equivalents at the end of the year $     60,698  $     12,966
                                                 ============  ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest         $     16,561  $     24,837

  The accompanying notes are an integral part of these consolidated statements. The 2002 and 2001 financial information is unaudited.

        FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying statements, which should be read in conjunction with the Consolidated Financial Statements included in the November 30, 2001 fiscal year end Annual Report filed on Form 10-KSB, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods, and are subject to audit at the close of the year. However, it is the opinion of the management of the Company that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of such periods have been included.

	The Consolidated Financial Statements prepared for fiscal years2001, 2000, 1999, 1998, 1997, 1996, 1995,1994, 1993, 1992
and 1991 were unaudited because the Company elected to not incur the expense of an audit and to conserve its cash for other corporate requirements.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

     Results of Operations

     First quarter ended February 28, 2002 compared to the first quarter ended February 28, 2001

For the first quarter ended February 28, 2002, the Registrant had revenues of $240,266, which resulted in a net loss of $419,338 or $0.15 per share. For the first quarter ended February 28, 2001, the Registrant had revenues of $461,484, which resulted in a net loss of $455,009 or $0.16 per share.

The revenues in the first quarter of 2002 decreased from
2001 as a result of a decrease in sales from $509,411 to $410,919, a decrease in gain on sale of equipment of $19,555 and an increase in equity losses from $79,505 to $223,201. These decreases were offset by an increase in royalty income of $39,466. The sales at the Registrant's silica sand operation decreased as a result a decrease in demand for the Registrant's low iron glass sand and bunker sand. The Registrant's equity income from its affiliated venture Rossborough-Remacor LLC (R-R) remained in a loss position as sales have not recovered due to the loss of several steel customers to bankruptcy and the
slowness in the economy.   R-R expects to complete the
consolidation of last summer's merger during the next quarter.

The costs and expenses were $659,604 and $916,493 in the first quarter of 2002 and 2001, respectively. The cost of sales decreased by $258,710 from 2001 to 2002 due primarily due to the completion of the plant and partially due to the reduction in sales. The G&A increased slightly from 2001 to 2002. Some of the expenses contained in the general and administrative costs pertaining to salaries of the officers and deferred compensation have been accrued but not paid, as the Company is conserving its cash.

     Liquidity and Capital Resources

     Period from December 1, 2001 to February 28, 2002

The Company's net cash provided (used) by operating activities was $(15,404) and $64,460for the first quarter ended February 28, 2002 and 2001, respectively. The net cash used by investing activities was $0 and $24,053 for the same three months in 2002 and 2001, respectively. For 2001, the cash provided by investing activities was from the sale of surplus equipment, and the capital expenditures were for capital improvements to the sand project. The Company decreased its long-term debt by $121 and $33,170 for the three months ended February 28, 2002 and 2001, respectively. The Company's cash and cash equivalents increased (decreased) by $15,525 and $6,237 for the three months ended February 28, 2002 and 2001, respectively.

The Company had working capital deficits of approximately
$5.38 million and $5.25 million for the three months ended February 28, 2002 and the year ended November 30, 2001, respectively. The working capital deficit increased as a result of the operating losses. As part of the Company's program to conserve cash in order to operate the company, part of the salaries due to the officers of the Company, all of the deferred compensation due to the deceased chairman's spouse, and part of the interest due on certain loans were accrued but not paid for the three months ended February 28, 2002 and 2001, respectively. As of February 28, 2002, these accruals (salaries, deferred compensation and deferred interest) exceeded $4.9 million.

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