Form 10QSB/A
period 2002-02-28
RESERVE INDUSTRIES CORP /NM/
filed 2002-05-15
CIK 83347

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

The revenues in the first quarter of 2002 decreased from
2001 as a result of a decrease in sales from $509,411 to $410,919, a decrease in gain on sale of equipment of $19,555 and an increase in equity losses from $79,505 to $223,201. These decreases were offset by an increase in royalty income of $39,466. The sales at the Registrant's silica sand operation decreased as a result a decrease in demand for the Registrant's low iron glass sand and bunker sand. The Registrant's equity income from its affiliated venture Rossborough-Remacor LLC (R-R) remained in a loss position, as sales have not recovered due to the loss of several steel customers to bankruptcy and the
slowness in the economy.   R-R expects to complete the
consolidation of last summer's merger during the next quarter.

The costs and expenses were $659,604 and $916,493 in the first quarter of 2002 and 2001, respectively. The cost of sales decreased by $258,710 from 2001 to 2002 due primarily to the completion of the plant improvements and partially due to the reduction in sales. The G&A increased slightly from 2001 to 2002. Some of the expenses contained in the general and administrative costs pertaining to salaries of the officers and deferred compensation have been accrued but not paid, as the Company is conserving its cash.

     Liquidity and Capital Resources

     Period from December 1, 2001 to February 28, 2002

The Company's net cash provided (used) by operating activities was $(15,404) and $63,460 for the first quarter ended February 28, 2002 and 2001, respectively. The net cash used by investing activities was $0 and $24,053 for the same three months in 2002 and 2001, respectively. For 2001, the cash provided by investing activities was from the sale of surplus equipment, and the capital expenditures were for capital improvements to the sand project. The Company decreased its long-term debt by $121 and $33,170 for the three months ended February 28, 2002 and 2001, respectively. The Company's cash and cash equivalents increased (decreased) by $(15,525) and $6,237 for the three months ended February 28, 2002 and 2001, respectively.

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