Form 10QSB
period 2002-05-31
RESERVE INDUSTRIES CORP /NM/
filed 2002-07-18
CIK 83347

U. S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities and Exchange
 Act of 1934
    For the quarterly period ended May 31, 2002
    Commission file number 0-3492

                           RESERVE INDUSTRIES CORPORATION
                ----------------------------------------------
                (Name of Small Business Issuer in its charter)

           NEW MEXICO                                85-0128783
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 Incorporation or Organization)


20 First Plaza, Suite 308, Albuquerque, New Mexico         87102
-------------------------------------------------       ----------
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

State the number of shares of outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
As of July 10, 2002 - 2,803,763 shares  $1.00 Par Value

                                       INDEX


                                                              Page No.
                                                              --------


PART I.	Financial Information


        Consolidated Balance Sheets
        May 31, 2002 and November 30, 2001                       1


        Consolidated Statements of Income
        Second quarter ended
        May 31, 2002 and 2001                                    2


        Consolidated Statements of Cash Flows
        Second quarter ended
        May 31, 2002 and 2001                                    3


        Footnotes to Consolidated Financial Statements           4


        Management's Discussion and Analysis or
        Plan of Operation                                        5 - 7


PART II.  Other Information                                      8

                  RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     MAY 31, 2002 AND NOVEMBER 30, 2001

ASSETS                                                 2002         2001
                                                    -----------  -----------
CURRENT ASSETS:
  Cash and cash equivalents                         $    56,048  $    76,223
  Receivables, less allowance for doubtful
   accounts - $1,501                                    177,258      177,698
  Receivables from affiliates and related parties       684,135      634,548
  Inventories                                           339,043      298,357
  Prepaid expenses and deposits                          86,934       55,674
                                                    -----------  -----------
     Total current assets                             1,343,418    1,242,500

PROPERTY, PLANT AND EQUIPMENT, at cost                3,265,970    3,262,771
  Less accumulated depreciation and depletion        (1,641,909)  (1,505,484)
                                                    -----------  -----------
     Total property, plant and equipment              1,624,061    1,757,287

INVESTMENT IN UNCONSOLIDATED AFFILIATES                (295,534)     117,541
                                                    -----------  -----------
     Total assets                                   $ 2,671,945  $ 3,117,328
                                                    ===========  ===========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Trade accounts payable                            $   297,983  $   143,306
  Short-term debt related party                         335,300      348,000
  Current portion of long-term debt                     986,812      946,812
  Deferred obligations to related parties             5,165,639    4,910,582
  Other current liabilities                              37,360      145,791
                                                    -----------  -----------
     Total current liabilities                        6,823,094    6,494,491

LONG-TERM DEBT, less current portion                    334,014      383,963

STOCKHOLDERS' INVESTMENT:
  Common stock, $1.00 par value. Authorized  6,000,000
    shares, issued and outstanding 2,803,763 shares
    in 2002 and 2001                                  2,803,763    2,803,763
  Additional paid-in capital                          5,471,218    5,471,218
  Accumulated deficit                               (12,760,144) (12,036,107)
                                                    -----------  -----------
     Total stockholders' investment                  (4,485,163)  (3,761,126)
                                                    -----------  -----------
     Total liabilities and stockholders' investment $ 2,671,945  $ 3,117,328
                                                    ===========  ===========

    The accompanying notes are an integral part of these consolidated statements. The 2002 and 2001 financial information is unaudited.

                  RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE SECOND QUARTER AND SIX MONTHS ENDED MAY 31, 2002 AND 2001

                                         Second Quarter Ended    Six Months Ended
                                               MAY 31                 MAY 31
                                       2002        2001          2002        2001
                                   -----------  -----------  -----------  -----------
REVENUES & OTHER ITEMS:
  Sales	                           $   608,025  $   511,608  $ 1,018,945  $ 1,021,019
  Royalties                             48,360       17,437       99,814       29,425
  Interest income                          243        9,590        1,082        9,626
  Gain on sale of equipment               -            -            -          19,555
  Income (loss) from affiliates:
    Equity in earnings                (189,854)    (353,991)    (413,055)    (433,496)
  Other income                          (1,456)      24,782       (1,201)      24,782
                                   -----------  -----------  -----------  -----------
     Total revenues                    465,318      209,426      705,585      670,911

EXPENSES & OTHER ITEMS:
  Cost of sales                        451,557      478,392      800,194    1,085,738
  General and administration           180,971      168,357      358,105      340,544
  Interest expense                      68,633       78,206      134,897      147,546
  Depreciation and amortization         68,856       68,151      136,426      135,771
                                   -----------  -----------  -----------  -----------
      Total costs and expenses         770,017      793,106    1,429,622    1,709,599

      Pretax income (loss) from
       continuing operations          (304,699)    (583,680)    (724,037)  (1,038,688)

Provision for income taxes                -            -            -            -
                                   -----------  -----------  -----------  -----------
     Net income (loss) from
      continuing operations        $  (304,699) $  (583,680) $  (724,037) $(1,038,688)
                                   ===========  ===========  ===========  ===========
EARNINGS (LOSS) PER SHARE:
  Income (loss) from
   continuing operations                 (0.11)       (0.21)       (0.26)       (0.37)
                                   -----------  -----------  -----------  -----------
       Net income (loss) per share $     (0.11) $     (0.21) $     (0.26) $     (0.37)
                                   ===========  ===========  ===========  ===========

Weighted Average Number of Shares of
    Common Stock Outstanding         2,803,763    2,803,763    2,803,763    2,803,763
                                   -----------  -----------  -----------  -----------

          The accompanying notes are an integral part of these consolidated statements. The 2002 and 2001 financial information is unaudited.

                    RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MAY 31, 2002 AND MAY 31, 2001

                                                        Six Months Ended
                                                       May 31      May 31
                                                        2002        2001
                                                    -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) from continuing operations      $  (724,037) $(1,038,688)
  Adjustments to reconcile net income from continuing
    operations to net cash provided by
    operating activities:
      Depreciation and amortization                     136,426      135,771
      Equity in (gain) loss from affiliates             413,055      433,496
      (Gain) loss on disposition of fixed assets           -         (19,555)
      Changes in assets and liabilities:
        (Increase) decrease in receivables              (49,128)     235,816
        (Increase) decrease in inventories              (40,686)     (20,452)
        (Increase) decrease in other current assets     (31,260)      27,500
        Increase (decrease) in trade accounts payable   154,677      (54,349)
        Increase (decrease) in deferred obligations
         to related parties                             242,357      441,786
        Increase (decrease) in other
         current liabilities                            (68,431)      33,158
                                                    -----------  -----------
     Total adjustments                                  757,010    1,213,171
                                                    -----------  -----------
     Net cash provided (used) by operating activities    32,973      174,483

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of equipment                                        -          31,912
  Capital expenditures                                   (3,199)    (115,299)
                                                    -----------  -----------
     Net cash provided (used) by investing activities    (3,199)     (83,387)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in long-term debt                 (49,949)     (93,175)
                                                    -----------  -----------
     Net cash provided (used) by financing activities   (49,949)     (93,175)

     Net increase (decrease) in cash and
     cash equivalents                                   (20,175)      (2,079)

Cash and cash equivalents at the beginning of the year   76,223        6,729
                                                    -----------  -----------
Cash and cash equivalents at the end of the year    $    56,048  $     4,650
                                                    ===========  ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest            $    30,446  $    62,248

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

The Consolidated Financial Statements prepared for fiscal years 2001, 2000, 1999, 1998, 1997, 1996, 1995, 1994, 1993, 1992 and 1991 were unaudited because the Company elected to not incur the expense of an audit and to conserve its cash for other corporate requirements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Results of Operations

            Second quarter ended May 31, 2002 compared to the second quarter ended May 31, 2001

For the second quarter ended May 31, 2002, the Registrant had revenues of $465,318, which resulted in a net loss of $304,699 or $0.11 per share. For the second quarter ended May 31, 2001, the Registrant had revenues of $209,426, which resulted in a net loss of $583,680 or $0.21 per share.

The revenues in the second quarter of 2002 increased from 2001 as a result of an increase in sales from $511,608 to $608,025, an increase in royalty income of $30,929, and a decrease in equity losses from $353,991 to $189,854. The sales at the Registrant's silica sand operation increased as a result of an increase in demand for the Registrant's low iron glass sand. The plant improvement program was completed during the second quarter 2001. The Registrant's equity earnings from its affiliated venture Rossborough-Remacor LLC (R-R) remained in a loss position, as sales have not recovered due to the loss of several steel customers to bankruptcy and
the slowness in the economy.   R-R completed the consolidation of last
summer's merger during the quarter, which reduced the losses. However, R-R's continued losses are unsustainable, and R-R is undertaking an aggressive cost reduction program to bring the operation to positive cash flow. To be successful, R-R will require continued cooperation from its bank and suppliers, and R-R is evaluating all options including bankruptcy.

The costs and expenses were $770,017 and $793,106 in the second quarter of 2002 and 2001, respectively. The cost of sales for the sand operation decreased by $26,835 from 2001 to 2002. The G&A cost increased slightly and was partially offset by lower interest costs. Some of the expenses contained in the general and administrative costs pertaining to salaries of the officers have been accrued but not paid, as the Company is conserving its cash.

             Six months ended May 31, 2002 compared
             to the six months ended May 31, 2001

For the six months ended May 31, 2002, the Registrant had revenues of $705,585, which resulted in a net loss of $724,037 or $0.26 per share. For the six months ended May 31, 2001, the Registrant had revenues of $670,911, which resulted in a net loss of $1,038,688 or $0.37 per share.

The revenues in the six months ended May 31, 2002 increased over 2001 as a result of a decrease in equity losses of $20,441 and an increase in royalty income of $70,389, which was offset by reductions in the other line items. As described above, the Registrant's equity losses are not sustainable, and efforts to reduce costs to a breakeven cash flow are being pursued by R-R.

The costs and expenses were $1,429,622 and $1,709,599 for the six months ended May 31, 2002 and 2001, respectively. For the current six month period, the cost of sales decreased by $285,544 from 2001 to 2002 as a result of completion of the sand plant improvements. The G&A was increased slightly in 2002, and this was offset by reduced interest expense. Some of the expenses contained in the general and administrative costs pertaining to salaries of the officers have been accrued but not paid, as the Company is conserving its cash.

      Liquidity and Capital Resources

             Period from December 1, 2001 to May 31, 2002

The Company's net cash provided by operating activities was $32,973 and $174,483 for the six months ended May 31, 2002 and 2001, respectively. The net cash used by investing activities was $3,199 and $83,387 for the same six months in 2002 and 2001, respectively. For 2001, the cash provided by investing activities was from the sale of surplus equipment, and the capital expenditures were for capital improvements to the sand project.
The Company decreased its long-term debt by $49,949 and $93,175 for the six months ended May 31, 2002 and 2001, respectively. The Company's cash and cash equivalents decreased by $20,175 and $2,079 for the six months ended May 31, 2002 and 2001, respectively.

The Company had working capital deficits of approximately $5.48 million and $5.25 million for the six months ended May 31, 2002 and the year ended November 30, 2001, respectively. The working capital deficit increased as a result of the operating losses. As part of the Company's program to conserve cash in order to operate the company, part of the salaries due to the officers of the Company, and part of the interest due on certain loans were accrued but not paid for the six months ended May 31, 2002.
As of May 31, 2002, these accruals (salaries, deferred compensation and deferred interest) exceeded $5.1 million.

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


Date: July 15, 2002