Form 10QSB
period 2002-08-31
RESERVE INDUSTRIES CORP /NM/
filed 2002-10-18
CIK 83347

U. S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                            FORM 10-QSB

z	Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934
         For the quarterly period ended August 31, 2002
         Commission file number 0-3492

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

Yes   X     No
    -----      -----



  State the number of shares of outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of October 10, 2002 - 2,803,763 shares $1.00 Par Value

                             INDEX
                             -----



                                                  Page No.
                                                  --------


PART I.	Financial Information


     Consolidated Balance Sheets
     August 31, 2002 and November 30, 2001               1


     Consolidated Statements of Income
     Third quarter and nine months ended


     August 31, 2002 and 2001                            2


     Consolidated Statements of Cash Flows
     Third quarter ended
     August 31, 2002 and 2001                            3


     Footnotes to Consolidated Financial Statements      4


     Management's Discussion and Analysis or
     Plan of Operation                                   5 - 7

     Controls and Procedures                             7


PART II.	Other Information                              8

           RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
               AUGUST 31, 2002 AND NOVEMBER 30, 2001


ASSETS                                      2002           2001
                                         -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents              $    51,622    $    76,223
  Receivables, less allowance for
   doubtful accounts - $1,501                188,959        177,698
  Receivables from affiliates and
   related parties                           717,618        634,548
  Inventories                                325,080        298,357
  Prepaid expenses and deposits               68,744         55,674
                                         -----------    -----------
     Total current assets                  1,352,023      1,242,500


PROPERTY, PLANT AND EQUIPMENT, at cost     3,304,638      3,262,771
  Less accumulated depreciation
   and depletion                          (1,692,290)    (1,505,484)
                                         -----------    -----------
     Total property, plant and equipment   1,612,348      1,757,287


INVESTMENT IN UNCONSOLIDATED AFFILIATES     (741,454)       117,541
                                         -----------    -----------

     Total assets                        $ 2,222,917    $ 3,117,328
                                         ===========    ===========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Trade accounts payable                 $   243,423    $   143,306
  Short-term debt related party            1,139,018      1,043,000
  Current portion of long-term debt          240,842        251,812
  Deferred obligations to related parties  5,316,591      4,910,582
  Other current liabilities                   64,215        145,791
                                         -----------    -----------
     Total current liabilities             7,004,089      6,494,491


LONG-TERM DEBT, less current portion         308,858        383,963


STOCKHOLDERS' INVESTMENT:
  Common stock, $1.00 par value.
   Authorized  6,000,000 shares, issued
   and outstanding 2,803,763 shares
    in 2002 and 2001                       2,803,763      2,803,763
  Additional paid-in capital               5,471,218      5,471,218
  Accumulated deficit                    (13,365,011)   (12,036,107)
                                         -----------    -----------
     Total stockholders' investment       (5,090,030)    (3,761,126)
                                         -----------    -----------
     Total liabilities and
      stockholders' investment           $ 2,222,917    $ 3,117,328
                                         ===========    ===========

  The accompanying notes are an integral part of these consolidated statements. The 2002 and 2001 financial information is unaudited.

            RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE THIRD QUARTERS AND NINE MONTHS ENDED AUGUST 31, 2002 AND 2001

                               Third Quarter Ended Nine Months Ended
                                    AUGUST 31	         AUGUST 31
                                  2002        2001        2002        2001
                               ----------- ----------- ----------- -----------
REVENUES & OTHER ITEMS:
  Sales                        $   544,783 $   555,385 $ 1,563,727 $ 1,576,404
  Royalties                         45,792      66,339     145,606      95,764
  Interest income                      159       1,238       1,241      10,865
  Gain on sale of equipment           -           -           -         19,555
  Equity in earnings              (445,920)   (235,812)   (858,975)   (669,308)
  Other income                          45     (67,254)     (1,156)    (42,472)
                               ----------- ----------- ----------- -----------
    Total revenues                 144,859     319,896     850,443     990,808
                               ----------- ----------- ----------- -----------

EXPENSES & OTHER ITEMS:
  Cost of sales                    437,758     363,383   1,237,951   1,449,121
  General and administration       176,427     203,445     534,533     543,989
  Interest expense                  65,157      67,520     200,054     215,066
  Depreciation and amortization     70,383      70,269     206,809     206,039
                               ----------- ----------- ----------- -----------
     Total costs and expenses      749,725     704,617   2,179,347   2,414,215
                               ----------- ----------- ----------- -----------
     Pretax income (loss) from
      continuing operations       (604,866)   (384,721) (1,328,904) (1,423,407)

Provision for income taxes            -           -           -           -
Net income (loss) from
 continuing operations         $  (604,866)$  (384,721)$(1,328,904)$(1,423,407)
                               =========== =========== =========== ===========

EARNINGS (LOSS) PER SHARE:
  Income (loss) from
   continuing operations             (0.22)      (0.14)      (0.47)      (0.51)
                               ----------- ----------- ----------- -----------
  Net income (loss) per share  $     (0.22)$     (0.14)$     (0.47)$     (0.51)
                               =========== =========== =========== ===========
  Weighted Average Number of Shares
   of Common Stock Outstanding   2,803,763   2,803,763   2,803,763   2,803,763
                               =========== =========== =========== ===========

   The accompanying notes are an integral part of these consolidated statements. The 2002 and 2001 financial information is unaudited.

                  RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED AUGUST 31, 2002 AND AUGUST 31, 2001


                                                      Nine Months Ended
                                                          August 31

                                                       2002           2001
                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) from continuing operations     $(1,328,904)   $(1,423,407)
  Adjustments to reconcile net income from continuing
   operations to net cash provided by operating activities:
    Depreciation and amortization                      206,809        206,039
    Equity in (gain) loss from affiliates              858,975        669,308
    (Gain) loss on disposition of fixed assets            -           (19,555)
    (Gain) loss on sale of investment                     -            67,254
    Changes in assets and liabilities:
     (Increase) decrease in receivables                (11,261)       192,379
     (Increase) decrease in inventories                (26,723)      (222,038)
     (Increase) decrease in other current assets       (13,070)        34,410
     Increase (decrease) in trade accounts payable     100,117        (89,680)
     Increase (decrease) in deferred obligations
      to related parties                               322,939        290,037
     Increase (decrease) in other current liabilities  (81,576)        24,163
                                                   -----------    -----------

      Total adjustments                              1,356,210      1,152,317
                                                   -----------    -----------
     Net cash provided (used) by
      operating activities                              27,306       (271,090)
                                                   -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of property                                        -           656,897
  Capital expenditures                                 (61,850)      (153,631)
                                                   -----------    -----------
      Net cash provided (used) by
       investing activities                            (61,850)       503,266

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term debt                85,048        (15,832)
  Increase (decrease) in long-term debt                (75,105)      (116,941)
                                                   -----------    -----------
     Net cash provided (used) by
      financing activities                               9,943       (132,773)

     Net increase (decrease) in cash
      and cash equivalents                             (24,601)        99,403
                                                   -----------    -----------


Cash and cash equivalents at the
 beginning of the year                                  76,223          6,729
                                                   -----------    -----------
Cash and cash equivalents at the end of the year   $    51,622    $   106,132
                                                   ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest           $    44,078    $    87,119
                                                   -----------    -----------

   The accompanying notes are an integral part of these consolidated statements. The 2002 and 2001 financial information is unaudited.

        FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        -----------------------------------------------


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

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

     Results of Operations

          Third quarter ended August 31, 2002 compared to the third quarter ended August 31, 2001

For the third quarter ended August 31, 2002, the Registrant had revenues of $144,859, which resulted in a net loss of $604,866 or $0.22 per share. For the third quarter ended August
31, 2001, the Registrant had revenues of $319,896, which resulted in a net loss of $384,721 or $0.14 per share.

The revenues in the third quarter of 2002 decreased from 2001 as a result of a decrease in sand sales of $10,602, a decrease in royalty income of $20,547, and an increase in equity losses of $210,108. The sales at the Registrant's silica sand operation were similar to the prior year's quarter. The plant improvement program was completed during the third quarter of 2001. The Registrant's equity earnings from its affiliated venture, Rossborough-Remacor LLC (R-R), remained in a loss position, as sales have not recovered due to the loss of several steel customers to bankruptcy and the slowness in the economy. R-R completed the consolidation of last summer's merger during the second quarter, which reduced the losses. However, the continued losses after the final consolidation were unsustainable, and R-R has undertaken an aggressive cost reduction program to bring the operation to positive cash flow. During the quarter, R-R reached an agreement with its bank to provide continued financing, pursuant to R-R achieving its cost reduction goals. As part of the financing arrangement, R-R is to sell part of its international operations to reduce bank debt. The sale is expected to be completed within the next 30 days.
The operations of R-R will require continued cooperation from its suppliers, and R-R is negotiating with them to reduce past due unsecured debt. R-R is continuing to evaluate all its options including bankruptcy.

The costs and expenses of the Registrant were $749,725 and $704,617 in the third quarter of 2002 and 2001, respectively.
The cost of sales for the sand operation increased by $74,375 from 2001 to 2002, due to increased mining and tailing costs.
The G&A cost decreased and the interest costs were comparable to last year. Some of the expenses contained in the general and administrative costs pertaining to salaries of the officers have been accrued but not paid, as the Company is conserving its cash.

          Nine months ended August 31, 2002 compared to the nine months ended August 31, 2001

For the nine months ended August 31, 2002, the Registrant had revenues of $850,443, which resulted in a net loss of $1,328,904 or $0.47 per share. For the nine months ended August
31, 2001, the Registrant had revenues of $990,808, which resulted in a net loss of $1,423,407 or $0.51 per share.

The revenues in the nine months ended August 31, 2002 decreased from 2001 primarily as a result of an increase in equity losses of $189,667. As described above, the Registrant's equity losses reflect unsustainable losses by R-R, and efforts to reduce costs to a breakeven cash flow are being pursued by R-R.

The costs and expenses were $2,179,347 and $2,414,215 for the nine months ended August 31, 2002 and 2001, respectively.
For the current nine month period, the cost of sales decreased by $211,170 from 2001 to 2002 as a result of completion of the sand plant improvements. However, as noted above, some of the improvements in plant efficiencies have been offset by higher mining and tailing costs. The G&A decreased slightly in 2002, along with reduced interest expense. Some of the expenses contained in the general and administrative costs pertaining to salaries of the officers have been accrued but not paid, as the Company is conserving its cash.

     Liquidity and Capital Resources

           Period from December 1, 2001 to August 31, 2002

The Company's net cash provided (used) by operating activities was $27,306 and $(271,090) for the nine months ended August 31, 2002 and 2001, respectively. The net cash (used) provided by investing activities was $(61,850) and $503,266 for the same nine months in 2002 and 2001, respectively. For 2001, the cash provided by investing activities was from the sale of surplus equipment and the sale of the Company's stock in JPL Industries. For both years, the capital expenditures were for capital improvements to the sand project. The Company decreased its long-term debt by $75,105 and $116,941 for the nine months ended August 31, 2002 and 2001, respectively. The Company's net cash and cash equivalents decreased by $24,601 and increased by $99,403for the nine months ended August 31, 2002 and 2001, respectively.

The Company had working capital deficits of approximately
$5.65 million and $5.25 million for the nine months ended August 31, 2002 and the year ended November 30, 2001, respectively. The working capital deficit increased as a result of the operating losses. As part of the Company's program to conserve cash in order to operate the company, part of the salaries due to the officers of the Company, and part of the interest due on certain loans were accrued but not paid for the nine months ended August 31, 2002. As of August 31, 2002, these accruals (salaries, deferred compensation and deferred interest) exceeded $5.3 million.

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

Item 4.  Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures within 90 days of this report. Based on that evaluation, the Registrant's management, including the CEO and CFO, concluded that the Registrant's disclosure controls and procedures were effective as of August 31, 2002.

     Changes in Internal Controls

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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


Date: October 15, 2002

                          CERTIFICATIONS

I, William J. Melfi, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Reserve Industries Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent valuation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 15, 2002

/s/ William J. Melfi
---------------------
William J. Melfi
Vice President Finance and Administration
and Chief Financial Officer

I, Frank C. Melfi, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Reserve Industries Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent valuation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 15, 2002

/s/ Frank C Melfi
-------------------------
President and
Chief Executive Officer