Form 10KSB
period 2002-11-30
RESERVE INDUSTRIES CORP /NM/
filed 2003-03-25
CIK 83347

U. S. SECURITIES AND EXCHANGE COMMISSION
              WASHINGTON, D.C. 20549
                  FORM 10-KSB

Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended November 30, 2002
Commission file number 0-3492

             RESERVE INDUSTRIES CORPORATION
     ---------------------------------------------
    (Name of Small Business Issuer in its charter)

          NEW MEXICO                           85-0128783
------------------------------- --------------------------------
State or other jurisdiction of (I.R.S.EmployerIdentification No.)
Incorporation or Organization)

20 First Plaza, Suite 308, Albuquerque, New Mexico       87102
--------------------------------------------------     ---------
      (Address of principal executive offices)         (Zip Code)

                         505-247-2384
          ---------------------------------------------
          Issuer's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: none
Securities registered pursuant to Section 12(g) of the Act:

                  Common stock, $1.00 Par Value
                  -----------------------------
                      (Title of each class)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
    ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB. ?

State the issuer's revenues from continuing operations for its most recent fiscal year.  $1,378,726

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. As of February 15, 2003 this was $233,962.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 15, 2003 this was 2,803,763 $1.00 Par Value

                           PART I

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

	The Registrant mines and processes silica sand, through its wholly owned subsidiary Reserve Silica Corporation (Reserve Silica), located in Ravensdale, Washington, southeast of Seattle. The mine run sand is extracted from open pit mines and is transported to an adjacent sand processing plant both of which are located on Reserve Silica's land. The wet plant crushes washes and separates the clay from the mine run sand and classifies the sand into several products. The wet sand products are marketed to the nursery industry and to golf courses for sand traps. The facility also incorporates a drying plant, which further processes the wet sand into dried silica sand for the glass container industry. Reserve Silica began delivering a low iron content glass sand in late 1999, and Reserve Silica is now producing and selling low iron glass sand in excess of the target amount of 40,000 tons per year. During the year, Reserve Silica continued to improve the wet and dry plant's operating capacity and undertook a mining program to develop 2 to 3 years of ore.
In addition, extensive earthwork was performed on the clay impoundment system.

	The Registrant, through its wholly owned subsidiaries Reserve Rossborough Corporation (Reserve Rossborough) and Reserve Rossborough Ventures Corporation (Reserve Rossborough Ventures), owns a net 44% equity interest in Rossborough Manufacturing Co. L.P. (Rossborough), of Avon Lake, Ohio. In July 2001, Rossborough completed the acquisition of most of Remacor's assets from bankruptcy. These assets, along with most of Rossborough's operation, were contributed to a new operating entity known as Rossborough-Remacor LLC (R-R LLC). Rossborough owns 60% of R-R LLC. A description of ownership is described in footnote 4 of the notes to the consolidated financial statements. As part of the transaction, R-R LLC refinanced Rossborough's debt with its bank and assumed $3.4 million in debt from the Remacor estate. Remacor operated in the same business as Rossborough.

	R-R LLC provides products and services to the primary steel industry. It is a major supplier of magnesium based reagent compounds used to externally desulfurize hot iron metal.
External desulfurization of hot iron metal, which is the primary business segment of the LLC, is a process in which specially sized reagents are pneumatically injected into hot iron metal prior to transforming it into steel. The primary components used in the process are various blends of magnesium granules, calcium carbide, lime and other minor compounds. The process is used by the primary steel industry to improve the quality of its steel by lowering the amount of sulfur contained in its finished products. R-R LLC has a magnesium grinding and blending facility located near Walkerton, Indiana that processes both magnesium ingots and secondary magnesium granules into a size suitable for use in iron desulfurization. The magnesium granules are blended at Walkerton with other materials to make the finished desulfurization reagents. R-R LLC is one of the two primary suppliers of desulfurization services in North America.

	R-R LLC's other business segments include a facility to reprocess secondary magnesium scrap and the manufacture of custom powders used in steel making, the exclusive distribution of Bimac Inc. ladle powders and slag conditioning agents, and the
distribution of selected other purchased products.   As part of
R-R LLC's quality assurance program, it is certified by an ISO auditor as a supplier that complies with the standards set by the global standardization organization under the program entitled ISO 9001 and 9002.

	R-R LLC has had several customers go into bankruptcy with several going into liquidation. As a result, the planned savings from the merger with Remacor were not realized, and the LLC was not able to meet loan covenants with its lender. This past summer, the LLC was restructured, and an extensive cost reduction program was implemented. As part of the restructuring, the LLC's lender required the sale of the LLC's Slovakian venture and has agreed to provide continuing financing through July 2003. Future profitability will depend on the financial health of steel industry and some accommodation from the LLC's raw material suppliers. The primary steel industry is in the process of consolidating operations; and if it is successful, it should provide a more reliable customer base.

	The Registrant has a number of mineral interests that it deals with in the normal course of business, and below is a description of the properties currently held.

	The Registrant, through its wholly owned subsidiary Reserve Minerals Corporation (Reserve Minerals), has retained economic interests in three uranium joint ventures located in northern Saskatchewan, Canada. The retained interests in the Waterbury
Lake Joint Venture (WLJV) and the Dawn Lake Joint Venture (DLJV) are net profit interests (NPI) of approximately 0.75% and 1.5%, respectively. After production of 200 million pounds of U3O8, the interests are reduced by half to 0.375% and 0.75%,
respectively.   Before the Registrant receives any proceeds from
the NPI, the DLJV and the WLJV are allowed to recapture certain costs advanced on behalf of Reserve Minerals. These NPI may become earning assets in the future. The Registrant also owns a 1% royalty on its former 9.063% interest on all minerals produced in the McArthur River Joint Venture (MRJV). The Registrant receives royalty income from McArthur property. The Registrant is not involved in the operation of the properties, and the reserve and resource information contained in the following paragraphs is from the public announcements by the companies or organizations operating the properties, and is as of December 31, 2001.

	The MRJV uranium deposit was discovered in 1988. As a result of underground exploration drilling, the property now has proven uranium reserves of 898,300 tons at an average grade of 23.32%, which equates to a reserve of 461.7 million pounds of U3O8. In addition, the property has probable reserves of 35,800 tons at an average grade of 15.24% and indicated resources of 518,600 tons at a grade of 9.59%, which equates to probable reserves and indicated resources of 12.1 million and 109.8 million pounds of U3O8, respectively. The operator of the property is Cameco Corporation. The mine achieved its design capacity of 1.5 million pounds per month during 2001. The ore is mined, crushed and processed into a slurry underground. The ore is pumped to the surface and transported 80 kilometers to the Key Lake processing mill for toll milling.

	The WLJV includes the Cigar Lake deposit, which contains proven reserves of 497,750 tons of uranium at an average grade of 20.67%, probable reserves of 54,000 tons at a grade of 4.41%, and inferred resources of 317,800 tons at an average grade of 16.925%. This equates to approximately 349.7 million pounds of uranium concentrate, U3O8 (226.3 million pounds of proven reserves, 5.2 million pounds of probable reserves and 118.1 million pounds of inferred resources). The deposit covers an area of approximately 40 acres and was discovered in 1981. In 1985, the Cigar Lake Mining Company (CLMC) was formed by the joint venture to develop the property, and on January 1, 2002 Cameco Corporation replaced CLMC as operator of the property. A special underground remote mining and transport method, which surpasses prevailing safety standards, has been developed and successfully tested within the deposit. Subject to regulatory approval, the jet boring mining method will be employed, and the ore will be ground and slurried underground. All of the slurry will be processed at Cogema's McClean Lake mill. Approximately half of the pregnant aqueous solution will be processed at McClean, and the remainder at the Rabbit Lake mill. The project has been undergoing the permitting process for a number of years, and in April 1998, the federal and provincial governments approved the project with certain conditions. Depending upon market conditions and regulatory approval, the project could begin production as early as 2005. The operator plans to apply for a construction license in 2002.

	The DLJV has a uranium deposit containing indicated resources of 347,000 tons at an average grade of 1.69%, which equates to 12.9 million pounds of U3O8.

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
4.	For the silica sand operation, numerous competitors exist;
however, competition is limited to regions by the cost of
shipping.  The Registrant competes on the basis of keeping prices in line with the competition and maintaining the quality and consistency of the products.
5.	The Registrant acquires the raw materials for the silica
sand operation from a silica sand deposit owned by the
Registrant, and the mine is operated to provide mine run sand as required by operations.
6.	The Registrant deals with relatively few customers.  For the silica sand business, approximately 77% of the sales are made to Saint Gobain Glass Container Co. LLC, a long-term customer.
7.	 There are no patents or trademarks of material importance
to the Registrant's business. Mining claims, leases and crown grants are believed to be held under valid contracts or other evidence of title. The royalty and net profits interests on the Canadian Uranium properties are described above.
8.	The Registrant does not currently require any new government approval in order to conduct its business.
9.	As with all small and large businesses, the existing and
probable governmental regulations are a significant burden, and the cumulative effects are potentially detrimental to business
expansion.   The silica sand operation is currently undergoing a
five year review by King County, Washington.
10.	The Registrant spent less than $100,000 during 1999
investigating methods to lower the iron content of its dried silica sand. As a result of these efforts, the Registrant spent over $700,000 on new equipment and installation cost between 1999 and 2001. None of these costs have been borne directly by the Registrant's customers.
11.	Federal, state and local laws and regulations relating to
protection of the environment affect the Registrant in many areas
of its operations.   Most of the cost and effects of these laws,
in the opinion of management, are currently contained in the Registrant's financial statements. During 2002, Reserve Silica spent less than $25,000 to comply with laws and regulations relating to protection of the environment.  These expenditures were related to a five year review of the silica sand project and are being amortized over a five year period. It is expected that additional expenses related to this review with be expended in the 2003 fiscal year.
12.	The Registrant has 14 full time employees.

(c)	Reports to Security Holders.  Not applicable as the
Registrant has not recently filed a registration statement.

Item 2.  Description of Properties

	(a) Information as to the location of the principal plants is contained under Item l. (a) above. The silica sand mine and processing facility is situated on approximately 340 acres and is owned by Reserve Silica. The property is located in Ravensdale, WA. The mineral property interests are described in the table below.

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

	(c) Description of Real Estate and Operating Data. The Registrant does not deal in real estate investments, and a description of its operating properties is contained above. The Registrant believes that its operating properties are adequately insured.

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

Item 6.  Management's Discussion and Analysis or Plan of
Operation.

	Results of Operations. For the year ended November 30, 2002, the Registrant had revenues of $1,378,726, which resulted in net loss of $1,792,780 or $0.64 per share. Included in the loss is a nonrecurring loss of $45,257 related to a write-down of inventory. For the year ended November 30, 2001, the Registrant had revenues of $1,168,532, which resulted in net loss of $1,993,605 or $0.71 per share. Included in the loss is a nonrecurring loss of $67,254 related to the investment in JPL Industries.

	The revenues in 2002 increased from 2001 as a result of an increase in sales from $1,914,140 to $2,152,337, which was offset by an increase in equity losses from $945,638 to $981,308. The sales at the Registrant's silica sand operation increased as a result of the increase in sales to its glass container customer. The Registrant's low iron glass sand sales have continued to increase, and the volume for the year exceeded 58,000 tons. The plant improvement program was completed in May 2001, and efforts to improve plant efficiency have continued. The Registrant's equity income remained in a loss position due to the deterioration of the steel industry, which reduced consumption of desulfurization reagents. In addition, several of R-R LLC's customers filed for bankruptcy with two customers going into liquidation in 2001. As a result, sales by R-R LLC were approximately 50% of projections. R-R LLC completed the consolidation of last summer's merger during the second quarter, which reduced the losses. However, the continued losses after the final consolidation were unsustainable, and R-R LLC has undertaken an aggressive cost reduction program to bring the operation to positive cash flow. During the last quarter, R-R
LLC finalized an agreement with its bank to provide continued financing through July 2003. As part of the financing arrangement, R-R LLC sold its Slovakian venture to reduce bank debt. The operations of R-R LLC will require continued cooperation from its suppliers, and R-R LLC is negotiating with them to reduce past due unsecured debt. R-R LLC is continuing to evaluate all its options including bankruptcy.

	The costs and expenses were $3,171,506 in 2002 and $3,162,137 in 2001, which included a nonrecurring cost of $45,257 and $67,254 in 2002 and 2001, respectively. The cost of sales increased slightly in 2002 due to increased sales. The G&A and interest costs were approximately the same for both 2001 and 2002.

	Liquidity and Capital Resources. The Registrant's net cash provided (used) by operating activities was $303,527 and
$(274,217) in 2002 and 2001, respectively. The net cash (used) provided by investing activities was $(222,182) and $508,393 in
2002 and 2001, respectively.   The cash used by investing
activities was for capital improvements to the sand project and an investment in R-R LLC's Slovakian venture. Most of the cash provided by investing activities in 2001 was from the sale of the interest in JPL Industries. The Registrant decreased its debt by a net $96,490 and $164,682 in 2002 and 2001. The Registrant cash and cash equivalents decreased by $15,145 in 2002 and increased by $69,494 in 2001.

	The Registrant had working capital deficits of approximately $6.13 million and $5.25 million in 2002 and 2001, respectively.
The working capital deficit increased as a result of the operating losses. As part of the Registrant's program to conserve cash in order to operate the company, part of the salaries due to the officers of the Registrant, all of the deferred compensation due to the deceased chairman's spouse, and part of the interest due on certain loans was accrued but not paid in 2002. As of November 30, 2002, these accruals (salaries, deferred compensation, and deferred interest) exceeded $5.75 million.

	In 2002, the Registrant plans to continue to accrue part of the obligations described in the preceding paragraph and expects to continue to generate sufficient cash flow to operate.

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

Item 7.  Financial Statements.

	The following Consolidated Financial Statements of the
Registrant and its subsidiaries are filed as a part of the report and are attached:

	Consolidated Balance Sheets as of November 30, 2002 and 2001

	Consolidated Statements of Operations for the Years Ended
November 30, 2002 and 2001

	Consolidated Statements of Stockholders' Investment for the Years Ended November 30, 2002 and 2001

	Consolidated Statements of Cash Flows for the Years Ended
November 30, 2002 and 2001

	Notes to Consolidated Financial Statements

	Because the financial statements are not audited, there is no report of independent accountants.

	All other schedules are omitted, as the required information is not required, or the information is presented in the financial statements or related notes.

Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

	Because of the Registrant's program to conserve cash, it was not able to retain an independent accountant to audit the financial statements for the fiscal years of 1991 through 2002.

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

	James J. Melfi, Jr., age 74, is Chairman of the Board of the Registrant. Mr. Melfi was elected Chairman of the Board in April
1985, and he was President from December 1975 to December 1985.
He has been a director of the Registrant since 1970.

	Frank C. Melfi, age 66, is President of the Registrant, a position he has held since December 1985. From 1976 through December 1985, he was Executive Vice President of the Registrant.
He has been a director of the Registrant since April 1985.

	William J. Melfi, age 60, is Vice President of Finance and Administration of the Registrant, a position he has held since December 1985. He is also Treasurer of the Registrant, a position he assumed in July 1995. For more than five years prior to 1985, he was manager of operations. He has been a director of the Registrant since January 1993.

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

Item 10.  Executive Compensation

(a)	General.  The following text and tables provide
information on the compensation of the Chief Executive
Officer and those officers whose salary and bonus compensation equaled or exceeded $100,000 for the fiscal years ended November 30, 2002, 2001, and 2000.

(b)	Summary Compensation Table.


Summary Compensation Table

Name and Principal
Position            Year  Salary  Bonus  Other
                                         Annual
                                         Compensation
Frank C. Melfi
CEO                 2002  135,000 27,000  1,927
                    2001  135,000 27,000  1,927
                    2000  135,000 27,000  1,927
James J. Melfi, Jr.
Chairman            2002  135,000 27,000  6,745
                    2001  135,000 27,000  6,745
                    2000  135,000 27,000  4,933
William J. Melfi
Vice President      2002  135,000 27,000  3,267
                    2001  135,000 27,000  3,267
                    2000  135,000 27,000  3,267

	The amounts of salary and bonus stated for Mr. Frank C. Melfi, Mr. James J. Melfi, Jr. and Mr. William J. Melfi represent the amounts due to them and accrued by the Registrant during the year. As part of the Registrant's program to conserve cash, all three individuals accrued part of their annual compensation. Mr. Frank C. Melfi, Mr. James J. Melfi, Jr. and Mr. William J. Melfi were paid $22,927, $27,745, and $24,267, respectively of the annual compensation due them in 2002.

	Beginning with the fiscal year ended November 30, 1999, the Registrant established the Reserve Industries Corporation Profit Sharing Plan for the benefit of all of its eligible employees.
As employees, Mr. Frank C. Melfi, Mr. James J. Melfi, Jr. and Mr. William J. Melfi are also participants in the Plan. To date no contributions have been made to the Plan.

(c)	Option/SAR Grants Table.  This table is omitted because
there was no activity in the 2002 fiscal year.

(d)	Aggregated Option/SAR Exercises and Fiscal Year-End
Option/SAR Value Table. This table is omitted because there was no activity in the 2002 fiscal year.

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

(g)	Employment Contracts and Termination of Employment, and
Change-in-Control Arrangements.  N/A.

(h)	Report on Repricing of Options/SARs.  During 2002, none of
the outstanding Options were repriced.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

	(a) Security Ownership of Certain Beneficial Owners. The following tabulation sets forth the number of shares of Common Stock held by each person who owned of record, or is known by the Registrant to own beneficially, five percent (5%) or more of the Registrant's Common Stock. Included in the table for certain individuals are the maximum number of shares of the Registrant's Common Stock, which might be deemed to be beneficially owned under the rules of the Securities and Exchange Commission by those individuals. The number of shares beneficially owned by those individuals includes shares subject to option to purchase, and the computation of the percentage owned assumes exercise of such options. The information is as of February 15, 2003.

--------------------------------------------------------------
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

	(b) Security Ownership of Management. The ownership of Common Stock by officers and directors is set forth in the table below. Included in the table are the maximum number of shares of the Registrant's Common Stock, which might be deemed to be beneficially owned under the rules of the Securities and Exchange Commission by each nominee and director and by the officers and the directors of the Registrant as a group. The number of shares beneficially owned by each individual and each group includes shares subject to option to purchase and the computation of the percentage owned assumes exercise of such options. The text below the table sets forth certain information as to the extent to which beneficial ownership consists of the right to acquire the Registrant's Common Stock. The information is as of February 15, 2003.

------------------------------------------------------------
                              Amount and Nature of  Percent
Name and Address              Beneficial Ownership  of Class
------------------------------------------------------------
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

	(c)  Changes in control.  Not applicable.

Securities Authorized for Issuance Under Equity Compensation
Plans.  Not applicable

Item 12.  Certain Relationships and Related Transactions.

	(a) Transactions with management and others. The Melfi Family Trust, which is part of the estate of Mr. James J. Melfi, Sr., loaned the Registrant $695,000 in 1991. These funds were used by the Registrant to purchase 20% of the stock in JPL Industries Pte. Ltd., a Singapore company organized in 1991 (the stock was sold in June 2001). The terms of the agreement between the Melfi Family Trust and the Registrant call for a five-year note at 10% interest, which was prime plus 0.5% at the time of the loan, and a warrant to purchase 60,000 shares of the common stock of the Registrant. The loan plus accrued interest has not been paid. In addition, several times during 1991, Ruth Ann Melfi, deceased, the wife of the Registrant's former Chairman James J. Melfi, Sr., lent the Registrant working capital. In order to conserve cash, the Registrant has not fully repaid this loan. The outstanding balance of the loan at November 30, 2002 was $145,000; interest was paid through November 30, 1996. The interest rate on this loan is 10% per annum. Both of these loans are secured by the assets of Reserve Silica Corporation, by a mortgage on 80 acres of Reserve Silica's land and by the stock in Reserve Silica Corporation, Reserve Minerals Corporation, Reserve Rossborough Corporation, and Reserve Rossborough Ventures Corporation. In 1997, Embro Corporation, which is owned by James
J. Melfi, Jr., Frank C. Melfi and William J. Melfi, lent Reserve Silica Corporation $65, 000. The terms call for payments over a 36-month period at 11.5% interest, and the loan is secured by the stock in Reserve Silica Corporation and cross-colateralized by the assets and certain land of Reserve Silica. As of November 30, 2002, the loan balance was $58,719 plus accrued interest of $7,268. In addition, from time to time, James J. Melfi, Jr., Frank C. Melfi and William J. Melfi have lent the Registrant working capital. At November 30, 2002, the amount owed pursuant to these loans was $320,300 and the interest is based on the lenders cost of funds. As part of the acquisition of an interest in the Slovakian venture James and Frank Melfi lent the Registrant $150,000 (included in the $320,300) with an interest
rate equal to their cost of capital.   All of these loans are
also cross-colateralized with the Melfi Family loans.

	Pursuant to certain promissory notes to the Registrant, James J. Melfi, Jr., Frank C. Melfi and William J. Melfi have borrowed $183,475, $296,557 and $238,030, respectively. The notes are unsecured with an interest rate of 7% or the AFR, which ever is less, and are due January 31, 2005.

	(c)  Parents of Registrant.  Not applicable

	(d)  Transactions with promoters.  Not applicable.

Item 13.  Exhibits and Reports on Form 8-K.

	(a)  Exhibits.  See the attached Index to Exhibits.

	(b) Reports on Form 8K. There were no reports on Form 8K filed during the last quarter.

Item 14.  Controls and Procedures

         Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                                   SIGNATURES
	In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              RESERVE INDUSTRIES CORPORATION
                                      (Registrant)

                              by     /s/  William J. Melfi
                              -----------------------------
                              William J. Melfi, Vice President
                              Finance and Administration
                              (Principal Financial Officer)

Date   March 20, 2003

	In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and the capacities and on the dates indicated.


Date   March 20, 2003         by    /s/ James J. Melfi, Jr.
                              -------------------------------
                              James J. Melfi, Jr. Director,
                              Chairman of the Board

Date   March 20, 2003         by   /s/ Frank C. Melfi
                              -------------------------------
                              Frank C. Melfi, Director and
                              President
                              (Principal Executive Officer)

Date   March 20, 2003         by   /s/ William J. Melfi
                              ------------------------------
                              William J. Melfi, Director and
                              Vice President Finance and Administration
                              (Principal Financial Officer)

CERTIFICATIONS


I, Frank C. Melfi, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Reserve Industries Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

         4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities , particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

         c)  presented in this annual report our   conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function and excepting that the financial statements are unaudited):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ Frank C. Melfi
---------------------
President and Chief Executive Officer

I, William J. Melfi, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Reserve Industries Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

         4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities , particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

         c)  presented in this annual report our   conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function and excepting that the financial statements are unaudited):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ William J. Melfi
---------------------
Vice President of Finance and Administration (Principal Financial
Officer)

                RESERVE INDUSTRIES CORPORATION
                      EXHIBIT INDEX

Exhibit
Number 				Description


3.1               Articles of Incorporation dated August 28, l957**
3.2               By-Laws of Reserve Industries Corporation as
                  amended on June 8, l987**
4.1			Loan Agreement with the Key Bank of Puget Sound
                  (formerly the Seattle Trust & Savings Bank)
                  dated February 28, 1986**
4.2			Amendment No. 4 to the Loan Agreement with the Key
                  Bank of Puget Sound dated June 15, 1987**
4.3			Loan Agreement between Northwest Alloys, Inc.
                  and L-Bar Products dated August 2, 1990**
4.4			Stock Purchase Agreement with Northwest Alloys,
                  Inc. dated October 28, 1991**
4.5			Loan Agreement with the Melfi Family Trust dated
                  October 31, 1991**
4.6			Supplemental Security Agreement with the Melfi
                  Family Trust dated January 31, 1994**
4.7			Second Supplemental Security Agreement with the
                  Melfi Family Trust
			dated May 6, 1996**
9			Not Applicable
10.1			Sohio Agreement (Settlement) dated September 9,
                  l982**
10.2			Amendment to Employment Agreement, J. J. Melfi,
                  Sr. dated June 20, l978**
10.3			l977 Stock Option Plan**
10.4			Agreement between Central Electricity Generating
			Board Exploration (Canada) Limited and Registrant
                  dated March 23, 1984**
10.5			Agreement between Cogema and Registrant dated May
                  17, 1984**
10.6			Agreement between 413418 Ontario Limited and
                  Registrant dated August 31, 1984**
10.7			Agreement to purchase the assets of Industrial
                  Mineral Products,Incorporated dated March 3, 1986**
10.8			Agreement with Northwest Alloys dated January 1,
                  1985**
10.9			Agreement with Meridian Minerals Company dated
                  July 1, 1987**
10.10			Agreement and Plan of Acquisition of Interest
                  of Rossborough Manufacturing Company dated
                  August 11, 1987**
10.11			Sales agreement between L-Bar Product,
                  Incorporated and La Porte Metal Processing
                  Venture dated September 1, 1987, subject
                  to confidential treatment**
10.12			1987 Incentive Stock Option Plan**
10.13			1987 Nonqualified Stock Option Plan**
10.14			Sales agreement between Rossborough Manufacturing
                  Company and La Porte Metal Processing Venture
                  dated September 1, 1987, subject to
                  confidential treatment**
10.15			Grinding Joint Venture Agreement between L-Bar
                  Grinding Corporation and La Porte Metal
                  Processing Company dated September 1, 1987**
10.16			Agreement between L-Bar Canada, Inc. and
                  Norsk Hydro Canada, Inc. dated March 23, 1989**
10.17			Dispute Resolution Agreement between Reserve
                  Industries Corporation and Rossborough et al,
                  dated October 11, 1993**
10.18			Settlement and Release Agreement between L-Bar
                  Products, Inc. and La Porte Metal Processing
                  Venture et al, dated September 1, 1993**
10.19			Settlement and Release Agreement between Reserve
                  Industries Corporation and Northwest Alloys, Inc.,
                  dated January 28, 1999
11.			Not Applicable
12.			Not Applicable
13.			Not Applicable
16.			Not Applicable
18.			Not Applicable
19.			Not Applicable
21.			List of Subsidiaries*
22.			Not Applicable
23.			Not Applicable
24.			Not Applicable
25.			Not Applicable
27.			Not Applicable
28.			Not Applicable
29.			Not Applicable

*	These exhibits are filed electronically with the report.

**	These exhibits were filed as indicated below and are
incorporated herein by this reference thereto:

3.1			1982 10K - Exhibit 3.1
3.2			1987 10K - Exhibit 3.2
4.1			1986 10K - Exhibit 4.1
4.2			1987 10K - Exhibit 4.2
4.3			8K filed August 1990
4.4			1991 10K - Exhibit 4.4
4.5			1992 10K - Exhibit 4.5
10.1			1982 10K - Exhibit 10.6
10.2			1982 10K - Exhibit 10.7
10.3			l976 Proxy Statement
10.4			1984 10K - Exhibit 10.13
10.5			1984 10K - Exhibit 10.14
10.6			1984 10K - Exhibit 10.15
10.7			1986 10k - Exhibit 10.7
10.8			1986 10k - Exhibit 10.8
10.9			1987 10K - Exhibit 10.9
10.10             1987 10K - Exhibit 10.10
10.11  		1987 10K - Exhibit 10.11
10.12  		1987 10K - Exhibit 10.12
10.12          	1986 Proxy Statement
10.13          	1986 Proxy Statement
10.14          	1987 10K - Exhibit 10.14
10.15          	1987 10K - Exhibit 10.15
10.16			1989 10K - Exhibit 10.16
10.17			1993 10KSB - Exhibit 10.17
10.18			1993 10KSB - Exhibit 10.18
10.19			August 31, 1998 10QSB/A - Exhibit 10.19

      RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                          Page

Consolidated Balance Sheets - November 30, 2002 and 2001    1

Consolidated Statements of Income - For the years ended
   November 30, 2002 and 2001                               2

Consolidated Statements of Cash Flows - For the years ended
   November 30, 2002 and 2001	                              3

Consolidated Statements of Stockholders' Investment -
   For the years ended November 30, 2002 and 2001           4

Notes to Consolidated Financial Statements               5-10

All other schedules are omitted as the required information is not applicable or the information is presented in the accompanying consolidated financial statements or related notes.

         RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS
                 NOVEMBER 30, 2002 AND 2001
ASSETS                                   2002         2001
------                                -----------  -----------
CURRENT ASSETS:
 Cash and cash equivalents            $    61,078  $    76,223
 Receivables, less allowance
  for doubtful accounts $1,501            179,516      177,698
 Receivables from affiliates and
  related parties                         727,286      634,548
 Inventories                              298,218      298,357
 Prepaid expenses and deposits            130,017       55,674
                                      -----------  -----------
     Total current assets               1,396,115    1,242,500

PROPERTY, PLANT AND EQUIPMENT, at cost  3,317,968    3,262,771
  Less accumulated depreciation
   and depletion                       (1,773,951)  (1,505,484)
                                      -----------  -----------
     Total property, plant
      and equipment                     1,544,017    1,757,287

INVESTMENT IN UNCONSOLIDATED AFFILIATES  (713,787)     117,541
                                      -----------  -----------
     Total assets                     $ 2,226,345  $ 3,117,328

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
 Trade accounts payable               $   373,503  $   143,306
 Short-term debt related party            327,315      348,000
 Current portion of long-term debt
  related parties                         753,718      753,718
 Current portion of long-term debt        245,546      193,094
 Deferred obligations to related
  Parties                               5,753,544    4,910,582
 Other current liabilities                 70,919      145,791
                                      -----------  -----------
     Total current liabilities          7,524,545    6,494,491

LONG-TERM DEBT, less current portion      255,706      383,963

STOCKHOLDERS' INVESTMENT:
 Common stock, $1.00 par value.
  Authorized  6,000,000 shares, issued
  and outstanding 2,803,763 shares
  in 2002 and 2001                      2,803,763    2,803,763
 Additional paid-in capital             5,471,218    5,471,218
 Accumulated deficit                  (13,828,887) (12,036,107)
                                      -----------  -----------
     Total stockholders' investment    (5,553,906)  (3,761,126)
Total liabilities and
 stockholders' investment             $ 2,226,345  $ 3,117,328
                                      ===========  ===========

The accompanying notes are an integral part of these consolidated statements. The 2002 and 2001 financial information is unaudited.


        RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
	        CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE YEARS ENDED NOVEMBER 30, 2002 AND 2001

                                         2002         2001
                                      -----------  -----------
REVENUES & OTHER ITEMS:
 Sales                                $ 2,152,337  $ 1,914,140
 Royalties                                203,849      144,869
 Interest income                            3,646       10,990
 Gain on sale of equipment                    202       18,762
 Income (loss) from affiliates:
  Equity in earnings                     (981,308)    (945,368)
  Other income                               -          25,139
                                      -----------  -----------
     Total revenues                     1,378,726    1,168,532

EXPENSES & OTHER ITEMS:
 Cost of sales                          1,783,077    1,758,261
 Loss on inventory valuation               45,257         -
 Loss on investment                         3,602       67,254
 General and administration               790,113      783,592
 Interest expense                         268,271      275,190
 Depreciation and amortization            279,064      277,840
 Other loss                                 2,122         -
                                      -----------  -----------
     Total costs and expenses          3,171,506     3,162,137

     Pretax income (loss) from
      continuing operations           (1,792,780)   (1,993,605)

Provision for income taxes                  -             -
     Net income (loss) from
      continuing operations           $(1,792,780) $(1,993,605)
                                      ===========  ===========
EARNINGS (LOSS) PER SHARE:
  Income (loss) from
   continuing operations              $     (0.64) $     (0.71)
                                      -----------  -----------
     Net income (loss) per share      $     (0.64) $     (0.71)
                                      ===========  ===========
Weighted Average Number of Shares
 of Common Stock Outstanding            2,803,763    2,803,763
                                        =========    =========

The accompanying notes are an integral part of these consolidated statements. The 2002 and 2001 financial information is unaudited.

       RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE YEARS ENDED NOVEMBER 30, 2002 AND 2001

                                         2002         2001
                                      -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) from continuing
  Operations                          $(1,792,780) $(1,993,605)
  Adjustments to reconcile net income
   from continuing operations to net
   cash provided by operating activities:
    Depreciation and amortization         279,064      277,840
    Equity (gain) loss from affiliates    981,308      945,368
    (Gain) loss on disposition of
     fixed assets                           2,806      (20,348)
    (Gain) loss on investment               3,602       67,254
    Changes in assets and liabilities:
     (Increase) decrease in receivables   (94,556)      78,066
     (Increase) decrease in inventories       139     (115,859)
     (Increase) decrease in other
      current assets                      (74,343)      17,618
     Increase (decrease) in trade
      accounts payable                    230,197     (174,495)
     Increase (decrease) in deferred
      obligations to related parties      842,962      587,619
     Increase (decrease) in other
      current liabilities                 (74,872)      56,325
                                      -----------  -----------
     Total adjustments                  2,096,307    1,719,388
                                      -----------  -----------
     Net cash provided (used) by
      operating activities            $   303,527  $  (274,217)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property       $       500  $   656,897
 Capital expenditures - Net               (72,682)    (148,504)
 Investment in affiliate                 (150,000)        -
                                      -----------  -----------
      Net cash provided (used) by
       investing activities           $  (222,182) $   508,393

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in short-term debt$   31,767  $     9,616
 Increase (decrease) in long-term debt   (128,257)    (174,298)
                                      -----------  -----------
     Net cash provided (used) by
      financing activities            $  (96,490) $  (164,682)

     Net increase (decrease) in cash
      and cash equivalents            $  (15,145) $    69,494

Cash and cash equivalents at the
 beginning of the year                    76,223        6,729
Cash and cash equivalents at the
 end of the year                      $   61,078   $    76,223

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the year for interest$  64,179   $    90,722

The accompanying notes are an integral part of these consolidated statements. The 2002 and 2001 financial information is unaudited.

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
     FOR THE YEARS ENDED NOVEMBER 30, 2002, 2001, AND 2000
<s>                           <c.        <c>        <c>        <c>          <c>
                                Common Stock        Additional
	                          $1 Par Value         Paid-In   Accumulated
                               Shares    $Amount     Capital     Deficit      Total
                              ---------- ---------- ---------- ------------ -----------
BALANCES: November 30, 2000   2,803,763  $2,803,763 $5,871,218 $(10,042,502)$(1,367,521)
                              =========  ========== ========== ============ ===========
Reclass original investment in Affiliat               (400,000)                (400,000)
Net income (loss)                                                (1,993,605) (1,993,605)
                              ---------  ---------- ---------- ------------ -----------

BALANCES: November 30, 2001   2,803,763  $2,803,763 $5,471,218 $(12,036,107)$(3,761,126)
                              =========  ========== ========== ============ ===========

Net income (loss)                                                (1,792,780) (1,792,780)
                              ---------  ---------- ---------- ------------ -----------

BALANCES: November 30, 2002   2,803,763  $2,803,763 $5,471,218 $(13,828,887)$(5,553,906)
                              =========  ========== ========== ============ ===========

The accompanying notes are an integral part of these consolidated statements. The 2002, 2001 and 2000 financial information is unaudited.

          RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEARS ENDED NOVEMBER 30, 2002 and 2001

(l)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Reserve Industries Corporation, a New Mexico corporation, and its wholly owned subsidiaries, Reserve Silica
Corporation, Reserve Rossborough Corporation, Reserve Rossborough
Ventures Corporation, and Reserve Minerals Corporation
(collectively "the Company").

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

      Business Segments

The Company operates in two different industry segments: the corporate operations segment and the industrial products segment, which contains silica sand operations. The silica sand industrial products operation produces various sand products for use by the glass, concrete and golf course industries. The corporate segment includes partnership equity income and royalty income.

      Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

      Reclassifications

Certain reclassifications have been made to prior year balances to conform to current year financial statement presentation.

(2)   INVENTORIES:

Inventories consist of the following at November 30:

                                          2002         2001
                                       -----------  -----------
  Raw materials                        $   180,313  $   147,224
  Finished products                        105,384      139,819
  Supplies and packaging                    12,521       11,314
	                                 -----------  -----------
                                       $   298,218  $   298,357
                                       ===========  ===========
(3)	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following at November 30:

                                          2002         2001
                                       -----------  -----------
  Machinery and equipment              $ 1,085,704  $ 1,283,116
  Mineral properties                       458,313     474,1710
                                       -----------  -----------
                                       $ 1,544,017  $ 1,757,287
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

Investment in unconsolidated affiliates includes equity in undistributed earnings. Included in the Company's earnings (losses) are equity in earnings (losses) of affiliates and consulting income. The Company plans to reinvest its undistributed equity earnings in those affiliates. At November 30, 2002 and 2001, the Company had $(313,971) and $(308,712) of
undistributed earnings (losses) of Rossborough Co. and Rossborough L.P. included in retained earnings, respectively. The equity in undistributed earnings (losses) of Rossborough Co. and Rossborough L.P. recorded by the Company are based on financial statements audited by independent public accountants.

Because of the depressed conditions in the primary steel industry and the bankruptcies of several customers of R-R, the independent public accountant's opinion includes a reservation as to whether R-R was a going concern. Management of R-R has been working to reduce its operating costs and has undertaken an aggressive cost reduction program to bring the operation to positive cash flow. Due to the large amount of unsecured debt from prior losses R-R requires continued cooperation from its suppliers and is negotiating with them to reduce past due unsecured debt. R-R is continuing to evaluate all its options including bankruptcy (see
Note 10 below).

The financial information of Rossborough L.P. and R-R is summarized below. Sales, gross profit and partnership income
(loss) for 2001 represent of Rossborough L.P for eight months ended July 31 and represent R-R for the four months ended November 30, while the assets and liabilities for 2001 represent R-R. The column under 2002 represents R-R for the period ending November 30:

                                        Eight Months Four Months
                                         Ending 7/31 Ending 11/31
                               2002         2001        2001
                            -----------  ----------- -----------
  Net sales                 $37,663,553  $24,539,430 $15,024,197
  Gross profit              $ 1,708,420  $ 1,039,665 $ 2,572,781
                            -----------  ----------- -----------
  Net partnership
   Income (loss)            $(3,717,083) $(1,796,353)$(1,058,989)
                            ===========  =========== ===========

  Total current assets      $ 6,081,668              $11,759,888
  Fixed and other assets     17,073,111               22,722,176
                            -----------              -----------
  Total assets              $23,154,779              $34,482,064
                            ===========              ===========
  Current liabilities       $15,465,621              $13,601,188
  Total long-term
   liabilities               10,846,864               17,146,266
                            -----------              -----------
  Total partnership capital  (3,157,706)               3,734,610
	                      -----------              -----------
  Total liabilities and
   partnership capital      $23,154,779              $34,482,064
                            ===========              ===========

     JPL Industries Pte. Ltd.

During 2001 the Company sold its 20% stock interest in JPL
Industries Pte. Ltd. (JPL), a Singapore company organized in
1991, and the Company recorded a loss of $67,254 on the investment.

(5)   STOCK OPTIONS:

The 1987 Incentive Stock Option Plan (1987 ISO Plan) expired in 1997; however options granted under the plan are still outstanding. The 1987 ISO Plan provided for the issuance of options to key employees to purchase up to 90,000 shares in aggregate of the Company's common stock. Under the 1987 ISO Plan options for 30,000 shares were outstanding at $1.00 per share, all of which are exercisable. The option plan provides that the option price must be equal to or greater than the market price at the date of grant. No options were exercised under the plan during 2002 and 2001.

(6)   INCOME TAXES:

At November 30, 2002, the Company had net operating loss carryforwards of approximately $13.6 million, which will expire between 2003 and 2020. Certain differences exist between the net operating loss carryforwards available for financial statement purposes and for Federal income tax return purposes due to differing treatments of dividend income, depreciation, exploration and development costs, goodwill and deferred compensation.

Due to losses from continuing operations in 2002 and 2001 and the Company's net operating loss carry forward there is no tax expense computed for the year. The table below shows the composition of the income tax expense (benefit) (000 omitted):

                                          2002         2001
                                       -----------  -----------
  Current federal income tax           $    (627.5) $   ( 738.2)
  Accrual for wages not yet paid             169.2        186.8
  Accrual for State Income tax                  -            -
  (Reduction) addition to federal
   Income tax loss carryforward              458.3        551.4
                                       -----------  -----------
                                       $        -   $        -
                                        ===========  ===========

(7)   OTHER CURRENT LIABILITIES:

Other current liabilities consist of the following at November
30:

                                          2002         2001
                                       -----------  -----------
  Accrued interest                     $     2,653  $     4,652
  Other current liabilities                 68,266      141,139
                                       -----------  -----------
                                       $    70,919  $   145,791
                                       ===========  ===========

(8)   DEBT:

Long-term debt consists of the following at November 30:

                                          2002         2001
                                       -----------  -----------
Term loan, due December 31, 1997, with
annual interest payments at 10%
secured by the assets of Reserve Silica
Corporation, a mortgage 80 acres of
land and the stock in Reserve Silica
Corporation, Reserve Minerals
Corporation, Reserve Rossborough
Corporation and Reserve Rossborough
Ventures Corporation see
Notes 4 and 10.                        $   695,000  $   695,000

SBA term loan, due August 31, 2004,
payable in monthly installments of
$9,207 including interest at 2.75% over
the prime rate and secured by the
assets of Reserve Silica Corporation
and guaranteed by the officers of the
Company.
                                           188,768      281,007
Other notes                            $   371,202  $   354,768
                                       -----------  -----------
                                         1,254,970    1,330,775
Less current portion                       999,264      946,812
                                       -----------  -----------
                                       $   255,706  $   383,963
                                       ===========  ===========
The long-term debt payment schedule consists of the following at November 30, 2002

     2003                              $   999,264
     2004                                  186,543
     2005                                   49,748
     2006                                   19,415
                                       -----------
                                       $ 1,254,970
                                       ===========

(9)  BUSINESS SEGMENTS:

The Company operates in the industrial products and corporate business segments. These business segments are described in Note 1under Business Segments. In fiscal year 2002, the Company had one customer in the industrial products segment that accounted for net sales of 77.3% ($1,665,371). In fiscal year 2001, the Company had one customer in the industrial products segment that accounted for net sales of 75.9% ($1,441,199).

Identifiable assets by segment are those assets involved in the operation of the segment. Corporate assets are cash and cash equivalents, security investments, mineral properties, equity investments and other assets.

The following tables summarize the operations, identifiable assets and capital expenditures by industry segment as of November 30:

                                          2002         2001
                                       -----------  -----------
Net sales and revenues:
  Industrial Products - Silica sand    $ 2,152,337  $ 1,914,140
  Corporate                                156,717      132,506
  Equity in earnings from affiliates      (981,308)    (945,368)
                                       -----------  -----------
                                       $ 1,327,746  $ 1,101,278
                                       ===========  ===========
Segment operating income:
  Industrial Products - Silica sand    $   369,260  $   155,879
  Corporate	                               156,717      132,506
  Equity in (loss) earnings
   from affiliates                        (981,308)    (945,368)
                                       -----------  -----------
                                          (455,331)    (656,983)
Corporate and other expenses:
  General and administration               790,113      783,592
  Depreciation and amortization
   - Industrial products                   267,930      263,164
  Depreciation and amortization
   - Corporate                              11,135       14,676
  Interest expense                         268,271      275,190
                                       -----------  -----------
                                         1,337,449    1,336,622
(Loss) income from operations          $(1,792,780) $(1,993,605)
                                       ===========  ===========
Identifiable assets
 - Industrial Products                 $ 1,816,356  $ 1,967,284
Identifiable assets
 - Corporate                               409,989    1,150,043
                                       -----------  -----------
                                       $ 3,117,327  $ 3,117,327
                                       ===========  ===========

Capital expenditures
 - Industrial Products                 $    31,917  $   144,301
Capital expenditures - Corporate            40,765        4,203
	                                 -----------  -----------
                                       $    72,682  $   148,504
                                       ===========  ===========

The following table summarizes financial data by geographic area as of November 30:

Sales:
  United States                        $ 2,152,337  $ 1,914,140
                                       ===========  ===========
Operating profit (loss):
  United States                        $  (455,331) $  (656,983)
                                       ===========  ===========
Identifiable Assets:
  United States                        $ 2,226,345  $ 3,117,327
                                       ===========  ===========

(10)	 COMMITMENTS AND CONTINGENCIES:

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

Amounts due under the plan were accrued through January 1998, but no payments were made in 2002, 2001, 2000, 1999, 1998, 1997,
1996, 1995, 1993 and 1992, because the Company has been conserving its cash. In both 2002 and 2001, the accrued deferred compensation amounted to $296,228.

     Cash Flow Requirements

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is generating revenues from its continuing operations, and the current level of cash flow is sufficient to sustain operations and a portion of its general and administrative expenses. The Company is conserving its cash and has not paid all of the compensation due to the officers and directors and, as described above, has accrued part of the deferred compensation. In 2002 and 2001, the accrued compensation due to the officers and directors amounted to $3,889,424 and $3,486,424, respectively.

During 1991, the Company borrowed $695,000 from the Melfi Family
Trust in order to purchase the equity interest in JPL Industries
Pte. Ltd. To conserve cash, the Company has not paid all of the interest due on this loan. In 2002 and 2001, the accrued interest on the loan amounted to $1,138,621 and $971,929, respectively.

The Melfi family members have loaned working capital to the Company. At November 30, 2002 and 2001, the Company owed $614,018 and $406,718 plus accrued interest on these working capital loans, respectively. In 2002 and 2001, the accrued interest on these working capital loans amounted to $171,143 and $146,490, respectively.

Pursuant to promissory notes to the Company, officers have loans amounting to $727,286 and $634,548 in 2002 and 2001, respectively.

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

Reserve Silica Corporation                   Washington
Reserve Minerals Corporation                 Delaware
Reserve Rossborough Ventures Corporation     New Mexico
Reserve Rossborough Corporation              New Mexico