Form 10QSB
period 2003-02-28
RESERVE INDUSTRIES CORP /NM/
filed 2003-04-30
CIK 83347

U. S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                            FORM 10-QSB

z Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934
      For the quarterly period ended February 28, 2003
      Commission file number 0-3492

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

State the number of shares of outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
As of April 10, 2003 - 2,803,763 shares $1.00 Par Value

                               INDEX

                                                      Page No.
                                                      --------

PART I.   Financial Information


      Consolidated Balance Sheets
      February 28, 2003 and November 30, 2002             1


      Consolidated Statements of Income
      First quarter ended February 28, 2003 and 2002      2


      Consolidated Statements of Cash Flows
      First quarter ended February 28, 2003 and 2002      3


      Footnotes to Consolidated Financial Statements      4


      Management's Discussion and Analysis or
      Plan of Operation                                 5 - 7


PART II.	Other Information                          7

         RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS
            FEBRUARY 28, 2003 AND NOVEMBER 30, 2002
</caption>
ASSETS                                      2003           2002
                                         -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents              $    52,648    $    61,078
  Receivables, less allowance for
   doubtful accounts $1,501                  202,329        179,516
  Receivables from affiliates and
   related parties                           750,879        727,286
  Inventories                                241,202        298,218
  Prepaid expenses and deposits              104,569        130,017
                                         -----------    -----------
    Total current assets                   1,351,627      1,396,115


PROPERTY, PLANT AND EQUIPMENT, at cost     3,337,601      3,317,968
  Less accumulated depreciation
   and depletion                          (1,842,107)    (1,773,951)
                                         -----------    -----------
     Total property, plant and equipment   1,495,494      1,544,017


INVESTMENT IN UNCONSOLIDATED AFFILIATES     (875,465)      (713,787)
                                         -----------    -----------
     Total assets                        $ 1,971,656    $ 2,226,345
                                         ===========    ===========



LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Trade accounts payable                 $   288,224    $   373,503
  Short-term debt related party              321,263        327,315
  Current portion of long-term debt
   related parties                           753,718        753,718
  Current portion of long-term debt          245,546        245,546
  Deferred obligations to related parties  5,893,847      5,753,544
  Other current liabilities                   72,591         70,919
                                         -----------    -----------
     Total current liabilities             7,575,189      7,524,545


LONG-TERM DEBT, less current portion         208,082        255,706

STOCKHOLDERS' INVESTMENT:
  Common stock, $1.00 par value. Authorized
   6,000,000 shares, issued and outstanding
   2,803,763 shares in 2003 and 2002       2,803,763      2,803,763
  Additional paid-in capital               5,471,218      5,471,218
  Accumulated deficit                    (14,086,596)   (13,828,887)
                                         -----------    -----------
     Total stockholders' investment       (5,811,615)    (5,553,906)
     Total liabilities and stockholders'
      Investment                         $ 1,971,656    $ 2,226,345
                                         ===========    ===========

The accompanying notes are an integral part of these consolidated statements. The 2003 and 2002 financial information is unaudited

         RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE FIRST QUARTERS ENDED FEBRUARY 28, 2003 AND 2002

                                           Three Months Ended
                                                February 28
                                            2003           2002
                                         -----------    -----------
REVENUES & OTHER ITEMS:
  Sales                                  $   703,207    $   410,919
  Royalties                                   71,037         51,454
  Interest income	                         480            839
  Income (loss) from affiliates:
    Equity in earnings                      (161,678)      (223,201)
  Other income                                  -               255
                                         -----------    -----------
     Total revenues                          613,046        240,266

EXPENSES & OTHER ITEMS:
  Cost of sales                              557,971        348,636
  General and administration                 173,015        177,134
  Interest                                    71,613         66,264
  Depreciation and amortization               68,156         67,570
      Total costs and expenses               870,755        659,604
                                         -----------    -----------
      Pretax income (loss) from
       continuing operations                (257,709)      (419,338)

Provision for income taxes                      -              -
     Net income (loss) from
      continuing operations              $  (257,709)   $  (419,338)

EARNINGS (LOSS) PER SHARE:
  Income (loss) from operations                (0.09)         (0.15)
                                         -----------    -----------
     Net income (loss) per share         $     (0.09)   $     (0.15)

  Weighted Average Number of Shares of
   Common Stock Outstanding                2,803,763       2,803,763

The accompanying notes are an integral part of these consolidated statements. The 2003 and 2002 financial information is unaudited.

        RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE FIRST QUARTER ENDED FEBRUARY 28, 2003 AND 2002

                                           Three Months Ended
                                                February 28
                                            2003           2002
                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) from operations      $  (257,709)   $  (419,338)
  Adjustments to reconcile net income
   From operations to net cash provided
   by operating activities:
      Depreciation and amortization           68,156         67,570
      Equity in (gain) loss from affiliates  161,678        223,201
      Changes in assets and liabilities:
       (Increase) decrease in receivables    (46,406)        57,663
       (Increase) decrease in inventories     57,016         (4,607)
       (Increase) decrease in other
        current assets                        25,448        (12,178)
       Increase (decrease) in trade
        accounts payable                     (85,279)        41,335
       Increase (decrease)in deferred
        obligations to related parties       134,251         91,404
       Increase (decrease) in other
        current liabilities                    1,672        (60,454)
                                         -----------    -----------
     Total adjustments                       316,536        403,934
                                         -----------    -----------
     Net cash provided (used) by
      operating activities                    58,827        (15,404)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures - Net                 (19,633)          -
                                         -----------    -----------
     Net cash provided (used) by
      investing activities                   (19,633)          -

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) in long-term debt               (47,624)          (121)
                                         -----------    -----------
     Net cash provided (used) by
      financing activities                   (47,624)          (121)

     Net increase (decrease) in cash and
      cash equivalents                        (8,430)       (15,525)
                                         -----------    -----------
Cash and cash equivalents at the
 beginning of the year                        61,078         76,223
                                         -----------    -----------
Cash and cash equivalents at the end
 of the year                             $    52,648    $    60,698
                                         ===========    ===========
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
  Cash paid during the year for interest $    13,612    $    16,561
                                         -----------    -----------


The accompanying notes are an integral part of these consolidated statements. The 2003 and 2002 financial information is unaudited.

           FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying statements, which should be read in conjunction with the Consolidated Financial Statements included in the November 30, 2002 fiscal year end Annual Report filed on Form 10-KSB, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods, and are subject to audit at the close of the year. However, it is the opinion of the management of the Company that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of such periods have been included.

The Consolidated Financial Statements prepared for fiscal years 2002, 2001, 2000, 1999, 1998, 1997, 1996, 1995,1994, 1993, 1992 and 1991 were unaudited because the Company elected to not incur the expense of an audit and to conserve its cash for other corporate requirements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Operations

            First quarter ended February 28, 2003 compared to the first quarter ended February 28, 2002

For the first quarter ended February 28, 2003, the Registrant had revenues of $613,046, which resulted in a net loss of $257,709 or $0.09 per share. For the first quarter ended February 28, 2002, the Registrant had revenues of $240,266, which resulted in a net loss of $419,338 or $0.15 per share.

The revenues in the first quarter of 2003 increased from 2002 as a result of an increase in sales from $410,919 to $703,207, an increase in royalty income of $19,583 and a decrease in equity losses $61,532. The sales at the Registrant's silica sand operation increased as a result an increase in demand for the Registrant's low iron glass sand and bunker sand. The increased demand will continue into part of the second quarter, but then is expected to return to prior levels for the remainder of the year. The Registrant's equity income from its affiliated venture Rossborough-Remacor LLC (R-R) remained in a loss position, as sales were slow during the first quarter. R-R is continuing its program of trying to reduce costs and improve both sales and product margins.
The operations of R-R will require continued cooperation from its suppliers, and R-R is negotiating with them to reduce past due unsecured debt. R-R is continuing to evaluate all its options including bankruptcy.

The costs and expenses were $870,755 and $659,604 in the first quarter of 2003 and 2002, respectively. The cost of sales increased by $209,335 from 2002 to 2003 due primarily to the increased demand for glass sand and increased mining and tailing costs. The G&A decreased slightly from 2002 to 2003. Some of the expenses contained in the general and administrative costs pertaining to salaries of the officers and deferred compensation have been accrued but not paid, as the Company is conserving its cash.

     Liquidity and Capital Resources

           Period from December 1, 2001 to February 28, 2002

The Company's net cash provided (used) by operating activities was $58,827 and $(15,404) for the first quarter ended February 28, 2003 and 2002, respectively. The net cash used by investing activities was $19,633 and $0 for the same three months in 2003 and 2002, respectively. For 2003, the capital expenditures were for capital improvements to the sand project. The Company decreased its long-term debt by $47,624 and $121 for the three months ended February 28, 2003 and 2002, respectively. The Company's cash and cash equivalents decreased by $8,430 and $15,525 for the three months ended February 28, 2003 and 2002, respectively.

The Company had working capital deficits of approximately $6.22 million and $5.98 million for the three months ended February 28, 2003 and the year ended November 30, 2002, respectively. The working capital deficit increased as a result of the operating losses. As part of the Company's program to conserve cash in order to operate the company, part of the salaries due to the officers of the Company, all of the deferred compensation due to the deceased chairman's spouse, and part of the interest due on certain loans were accrued but not paid for the three months ended February 28, 2003. As of February 28, 2003, these accruals (salaries, deferred compensation and deferred interest) exceeded $5.8 million. For the current year, the Company plans to continue to accrue part of the obligations described in the preceding paragraph and expects to continue to generate sufficient cash flow to operate.

Forward-Looking Statements. The Company may from time to time make written or oral "forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in this Form 10QSB and in other documents filed by the Company with the Securities and Exchange Commission and in its reports to stockholders, as well as elsewhere. "Forward-looking statements" are statements such as those contained in projections, plans, objectives, estimates, statements of future economic performance, and assumptions related to any of the forgoing, and may be identified by the use of forward-looking terminology, such as "may", "expect", "anticipate", "estimate", "goal", "continued", or other comparable terminology. By their very nature, forward-looking statements are subject to known and unknown risks and ncertainties relating to the Company's future performance that may cause the actual results, performance or achievements of the Company, or industry results, to differ materially from those expressed or implied in such "forward-looking statements".
Any such statement is qualified by reference to the following cautionary statements.

The Company's business operates in highly competitive markets and is subject to changes in general economic conditions, competition, customer and market preferences, government regulation, the impact of tax regulation, foreign exchange rate fluctuations, the degree of market acceptance of the products, the uncertainties of potential litigation, as well as other risks and uncertainties detailed elsewhere herein and from time to time in the Company's Securities and Exchange Commission filings. This Form 10QSB contains forward looking statements, particularly in the section: Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Part II Item 5, Other information, and in some of the footnotes to the financial statements. Actual results could differ materially from those projected in the forward looking statements as a result of known and unknown risks, uncertainties, and other factors, including but not limited market acceptance of the Company's products and services, changes in expected research and development requirements, and the effects of changing economic conditions and business conditions generally. The Company does not undertake and assumes no obligation to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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


Date: April 15, 2003

CERTIFICATIONS

I, William J. Melfi, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Reserve Industries Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant And we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent valuation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): Note: The
Registrant does not have an auditor.
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 15, 2003

/s/ William J. Melfi
----------------------
William J. Melfi
Vice President Finance and Administration
and Chief Financial Officer

I, Frank C. Melfi, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Reserve Industries Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant And we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent valuation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): Note: The
Registrant does not have an auditor.
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ Frank C Melfi
------------------------
President and
Chief Executive Officer