Form 10QSB/A
period 2002-11-30
RESERVE INDUSTRIES CORP /NM/
filed 2003-07-11
CIK 83347

U. S. SECURITIES AND EXCHANGE COMMISSION
              WASHINGTON, D.C. 20549
                  FORM 10-KSB/A

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

	R-R LLC has had several customers go into bankruptcy with several going into liquidation. As a result, the planned savings from the merger with Remacor were not realized, and the LLC was not able to meet loan covenants with its lender. This past summer, the LLC was restructured, and an extensive cost reduction program was implemented. As part of the restructuring, the LLC's lender required the sale of the LLC's Slovakian venture and has agreed to provide continuing financing through July 2003.
Because the LLC's losses have reduced the Registrant's equity in the LLC below its obligations, the Registrant will not record the equity income (losses) from the LLC. Future profitability will depend on the financial health of steel industry and some accommodation from the LLC's raw material suppliers. The primary steel industry is in the process of consolidating operations; and if it is successful, it should provide a more reliable customer base.

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

Item 6.  Management's Discussion and Analysis or Plan of
Operation.

	Results of Operations. For the year ended November 30, 2002, the Registrant had revenues of $2,360,034, which resulted in net loss of $1,348,993 or $0.48 per share. Included in the loss is a nonrecurring loss of $45,257 related to a write-down of inventory. For the year ended November 30, 2001, the Registrant had revenues of $2,113,900, which resulted in net loss of $1,993,605 or $0.71 per share. Included in the loss is a nonrecurring loss of $67,254 related to the investment in JPL Industries.

The revenues in 2002 increased from 2001 as a result of an increase in sales from $1,914,140 to $2,152,337. The sales at the Registrant's silica sand operation increased as a result of the increase in sales to its glass container customer. The Registrant's low iron glass sand sales have continued to increase, and the volume for the year exceeded 58,000 tons. The plant improvement program was completed in May 2001, and efforts to improve plant efficiency have continued.

	The costs and expenses were $3,709,027 in 2002 and $4,107,505 in 2001, which included a nonrecurring cost of $45,257 and $67,254 in 2002 and 2001, respectively. The cost of sales increased slightly in 2002 due to increased sales. The Registrant's equity losses continued due to the deterioration of the steel industry, which reduced consumption of desulfurization reagents. During the year these equity losses exceeded Registrants potential obligations and these additional losses were not recorded. In addition, several of R-R LLC's customers filed for bankruptcy with two customers going into liquidation in 2001. As a result, sales by R-R LLC were approximately 50% of projections. R-R LLC completed the consolidation of last summer's merger during the second quarter, which reduced the losses. However, the continued losses after the final consolidation were unsustainable, and R-R LLC has undertaken an aggressive cost reduction program to bring the operation to positive cash flow.
During the last quarter, R-R LLC finalized an agreement with its bank to provide continued financing through July 2003. As part of the financing arrangement, R-R LLC sold its Slovakian venture to reduce bank debt. The operations of R-R LLC will require continued cooperation from its suppliers, and R-R LLC is negotiating with them to reduce past due unsecured debt. R-R LLC is continuing to evaluate all its options including bankruptcy. The G&A and interest costs were approximately the same for both 2001 and 2002.

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

	The Registrant had working capital deficits of approximately $6.55 million and $5.25 million in 2002 and 2001, respectively.
The working capital deficit increased as a result of the operating losses. As part of the Registrant's program to conserve cash in order to operate the company, part of the salaries due to the officers of the Registrant, all of the deferred compensation due to the deceased chairman's spouse, and part of the interest due on certain loans was accrued but not paid in 2002. As of November 30, 2002, these accruals (salaries, deferred compensation, and deferred interest) exceeded $5.75 million.

	In 2003, the Registrant plans to continue to accrue part of the obligations described in the preceding paragraph and expects to continue to generate sufficient cash flow to operate.

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

Date   July 8, 2003

	In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and the capacities and on the dates indicated.


Date   July 8, 2003           by    /s/ James J. Melfi, Jr.
                              -------------------------------
                              James J. Melfi, Jr. Director,
                              Chairman of the Board

Date   July 8, 2003           by   /s/ Frank C. Melfi
                              -------------------------------
                              Frank C. Melfi, Director and
                              President
                              (Principal Executive Officer)

Date   July 8, 2003           by   /s/ William J. Melfi
                              ------------------------------
                              William J. Melfi, Director and
                              Vice President Finance and Administration
                              (Principal Financial Officer)

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

Date   July 8, 2003

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

Date   July 8, 2003

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

         RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS
                 NOVEMBER 30, 2002 AND 2001
ASSETS                                   2002         2001
------                                -----------  -----------
CURRENT ASSETS:
 Cash and cash equivalents            $    61,078  $    76,223
 Receivables, less allowance
  for doubtful accounts $1,501            179,516      177,698
 Receivables from affiliates and
  related parties                         727,286      634,548
 Inventories                              298,218      298,357
 Prepaid expenses and deposits            130,017       55,674
                                      -----------  -----------
     Total current assets               1,396,115    1,242,500

PROPERTY, PLANT AND EQUIPMENT, at cost  3,317,968    3,262,771
  Less accumulated depreciation
   and depletion                       (1,773,951)  (1,505,484)
                                      -----------  -----------
     Total property, plant
      and equipment                     1,544,017    1,757,287

INVESTMENT IN UNCONSOLIDATED AFFILIATES      -         117,541
OTHER INVESTMENTS                         150,000         -
                                      -----------  -----------
     Total assets                     $ 3,090,132  $ 3,117,328

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
 Trade accounts payable               $   373,503  $   143,306
 Short-term debt related party            327,315      348,000
 Current portion of long-term debt
  related parties                         753,718      753,718
 Current portion of long-term debt        245,546      193,094
 Deferred obligations to related
  Parties                               5,753,544    4,910,582
 Loss in excess of investment in
  investee                                420,000         -
 Other current liabilities                 70,919      145,791
                                      -----------  -----------
     Total current liabilities          7,944,545    6,494,491

LONG-TERM DEBT, less current portion      255,706      383,963

STOCKHOLDERS' INVESTMENT:
 Common stock, $1.00 par value.
  Authorized  6,000,000 shares, issued
  and outstanding 2,803,763 shares
  in 2002 and 2001                      2,803,763    2,803,763
 Additional paid-in capital             5,471,218    5,471,218
 Accumulated deficit                  (13,385,100) (12,036,107)
                                      -----------  -----------
     Total stockholders' investment    (5,110,119)  (3,761,126)
Total liabilities and
 stockholders' investment             $ 3,090,132  $ 3,117,328
                                      ===========  ===========

The accompanying notes are an integral part of these consolidated statements. The 2002 and 2001 financial information is unaudited.


        RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
	        CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE YEARS ENDED NOVEMBER 30, 2002 AND 2001

                                         2002         2001
                                      -----------  -----------
REVENUES & OTHER ITEMS:
 Sales                                $ 2,152,337  $ 1,914,140
 Royalties                                203,849      144,869
 Interest income                            3,646       10,990
 Gain on sale of equipment                    202       18,762
  Other income                               -          25,139
                                      -----------  -----------
     Total revenues                     2,360,034    2,113,900

EXPENSES & OTHER ITEMS:
 Cost of sales                          1,783,077    1,758,261
 Loss on inventory valuation               45,257         -
 Loss on investment in investee           537,541      945,368
 Loss on investment                         3,602       67,254
 General and administration               790,113      783,592
 Interest expense                         268,271      275,190
 Depreciation and amortization            279,064      277,840
 Other loss                                 2,122         -
                                      -----------  -----------
     Total costs and expenses          3,709,027     4,107,505

     Pretax income (loss) from
      continuing operations           (1,348,993)   (1,993,605)

Provision for income taxes                  -             -
     Net income (loss) from
      continuing operations           $(1,348,993) $(1,993,605)
                                      ===========  ===========
EARNINGS (LOSS) PER SHARE:
  Income (loss) from
   continuing operations              $     (0.48) $     (0.71)
                                      -----------  -----------
     Net income (loss) per share      $     (0.48) $     (0.71)
                                      ===========  ===========
Weighted Average Number of Shares
 of Common Stock Outstanding            2,803,763    2,803,763
                                        =========    =========

The accompanying notes are an integral part of these consolidated statements. The 2002 and 2001 financial information is unaudited.

       RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE YEARS ENDED NOVEMBER 30, 2002 AND 2001

                                         2002         2001
                                      -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) from continuing
  Operations                          $(1,348,993) $(1,993,605)
  Adjustments to reconcile net income
   from continuing operations to net
   cash provided by operating activities:
    Depreciation and amortization         279,064      277,840
    Equity (gain) loss on investment
     in investee                          537,541      945,368
    (Gain) loss on disposition of
     fixed assets                           2,806      (20,348)
    (Gain) loss on investment               3,602       67,254
    Changes in assets and liabilities:
     (Increase) decrease in receivables   (94,556)      78,066
     (Increase) decrease in inventories       139     (115,859)
     (Increase) decrease in other
      current assets                      (74,343)      17,618
     Increase (decrease) in trade
      accounts payable                    230,197     (174,495)
     Increase (decrease) in deferred
      obligations to related parties      842,962      587,619
     Increase (decrease) in other
      current liabilities                 (74,872)      56,325
                                      -----------  -----------
     Total adjustments                  1,652,520    1,719,388
                                      -----------  -----------
     Net cash provided (used) by
      operating activities            $   303,527  $  (274,217)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property       $       500  $   656,897
 Capital expenditures - Net               (72,682)    (148,504)
 Investment in affiliate                 (150,000)        -
                                      -----------  -----------
      Net cash provided (used) by
       investing activities           $  (222,182) $   508,393

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in short-term debt$   31,767  $     9,616
 Increase (decrease) in long-term debt   (128,257)    (174,298)
                                      -----------  -----------
     Net cash provided (used) by
      financing activities            $  (96,490) $  (164,682)

     Net increase (decrease) in cash
      and cash equivalents            $  (15,145) $    69,494

Cash and cash equivalents at the
 beginning of the year                    76,223        6,729
Cash and cash equivalents at the
 end of the year                      $   61,078   $    76,223

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the year for interest$  64,179   $    90,722

The accompanying notes are an integral part of these consolidated statements. The 2002 and 2001 financial information is unaudited.

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
     FOR THE YEARS ENDED NOVEMBER 30, 2002, 2001, AND 2000
<s>                           <c.        <c>        <c>        <c>          <c>
                                Common Stock        Additional
	                          $1 Par Value         Paid-In   Accumulated
                               Shares    $Amount     Capital     Deficit      Total
                              ---------- ---------- ---------- ------------ -----------
BALANCES: November 30, 2000   2,803,763  $2,803,763 $5,871,218 $(10,042,502)$(1,367,521)
                              =========  ========== ========== ============ ===========
Reclass original investment in unconsol Affiliate     (400,000)                (400,000)
Net income (loss)                                                (1,993,605) (1,993,605)
                              ---------  ---------- ---------- ------------ -----------

BALANCES: November 30, 2001   2,803,763  $2,803,763 $5,471,218 $(12,036,107)$(3,761,126)
                              =========  ========== ========== ============ ===========

Net income (loss)                                                (1,348,993) (1,348,993)
                              ---------  ---------- ---------- ------------ -----------

BALANCES: November 30, 2002   2,803,763  $2,803,763 $5,471,218 $(13,385,100)$(5,110,119)
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

All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements. Investments in unconsolidated affiliates are accounted for by the equity method (see Note 4) and are stated at cost plus equity in undistributed earnings (losses). Losses in excess of the Company's investments are not recorded, except to the extent that the Company has guaranteed or otherwise committed to indemnify creditors or other investors in the investee entity for losses incurred, or to fund continuing operations of the investee.

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
                                       ===========  ===========

(4)  INVESTMENT IN UNCONSOLIDATED AFFILIATES AND LOSSES
      IN EXCESS OF INVESTMENTS MADE:

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

Management believes that the Company is not liable to the creditors or other investors in Rossborough Co., Rossborough LP, or R-R for losses incurred or to fund continuing operations, except for the guarantee of a loan made to R-R. Accordingly, losses in excess of the Company's investment are not recorded, except to the extent that the Company has guaranteed a loan made to R-R (see Note 10).

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
                            ===========              ===========

     Cimtran LLC

During 2002 the Company purchased a 15% interest in Cimtran LLC.
Cimtran purchased R-R's interest in its Slovakian investment subject to certain profit sharing payments to R-R. The Company's investment in Cimtran was $150,000.

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
                                        ===========  ===========

(7)   OTHER CURRENT LIABILITIES:

Other current liabilities consist of the following at November
30:

                                          2002         2001
                                       -----------  -----------
  Accrued interest                     $     2,653  $     4,652
  Other current liabilities                 68,266      141,139
                                       -----------  -----------
                                       $    70,919  $   145,791
                                       ===========  ===========

(8)   DEBT:

Long-term debt consists of the following at November 30:

                                          2002         2001
                                       -----------  -----------
Term loan, due December 31, 1997, with
annual interest payments at 10%
secured by the assets of Reserve Silica
Corporation, a mortgage 80 acres of
land and the stock in Reserve Silica
Corporation, Reserve Minerals
Corporation, Reserve Rossborough
Corporation and Reserve Rossborough
Ventures Corporation see Note 10.      $   695,000  $   695,000

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

During 1991, the Company borrowed $695,000 from the Melfi Family
Trust in order to purchase the equity interest in JPL Industries
Pte. Ltd. To conserve cash, the Company has not paid all of the interest due on this loan. In 2002 and 2001, the accrued interest on the loan amounted to $1,138,621 and $971,929, respectively. In addition, the loan balance of $695,000 has not been repaid.

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

(11)	 PRIOR PERIOD ADJUSTMENT:

Prior to the fiscal quarter ended May 31, 2003, the Company recorded losses in excess of its investment, made in Rossborough Co., Rossborough LP, and R-R. The Company has determined that losses in excess of its investment should only be recorded to the extent that the Company has guaranteed a loan made to R-R (see Note 10). Accordingly, the accompanying financial statements have been restated to reflect a liability as described as "Losses in Excess of Investment made in Investee" in the amount of the $420,000 guarantee.

                                                    2002
                                                 -----------
     Amount recorded after adjustment - Losses
      in Excess of Investment made in Investee   $   420,000

     Amount previously recorded in Investment
      in Unconsolidated Affiliates               $  (863,787)
                                                 -----------
        Net adjustment to retained earnings      $   443,787
                                                 ===========

     Amount recorded after adjustment - Loss
      on Investment in Investee                  $   537,561

     Amount previously recorded in Income
      from Affiliates Equity on earnings         $  (981,308)
                                                 -----------
        Net adjustment to net income             $   443,787
                                                 ===========

Exhibit No. 21

Subsidiaries of Reserve Industries Corporation as of November 30,
2002



	Name						State of Incorporation

Reserve Silica Corporation                   Washington
Reserve Minerals Corporation                 Delaware
Reserve Rossborough Ventures Corporation     New Mexico
Reserve Rossborough Corporation              New Mexico