Form 10QSB/A
period 2003-02-28
RESERVE INDUSTRIES CORP /NM/
filed 2003-07-14
CIK 83347

U. S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                            FORM 10-QSB/A

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

                               INDEX

                                                      Page No.
                                                      --------

PART I.   Financial Information


      Consolidated Balance Sheets
      February 28, 2003 and November 30, 2002             1


      Consolidated Statements of Income
      First quarter ended February 28, 2003 and 2002      2


      Consolidated Statements of Cash Flows
      First quarter ended February 28, 2003 and 2002      3


      Footnotes to Consolidated Financial Statements      4


      Management's Discussion and Analysis or
      Plan of Operation                                 5 - 7


PART II.	Other Information                          7

         RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS
            FEBRUARY 28, 2003 AND NOVEMBER 30, 2002
</caption>
ASSETS                                      2003           2002
                                         -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents              $    52,648    $    61,078
  Receivables, less allowance for
   doubtful accounts $1,501                  202,329        179,516
  Receivables from affiliates and
   related parties                           750,879        727,286
  Inventories                                241,202        298,218
  Prepaid expenses and deposits              104,569        130,017
                                         -----------    -----------
    Total current assets                   1,351,627      1,396,115


PROPERTY, PLANT AND EQUIPMENT, at cost     3,337,601      3,317,968
  Less accumulated depreciation
   and depletion                          (1,842,107)    (1,773,951)
                                         -----------    -----------
     Total property, plant and equipment   1,495,494      1,544,017


INVESTMENT IN UNCONSOLIDATED AFFILIATES                    (713,787)
OTHER INVESTMENT                             150,000
                                         -----------    -----------
     Total assets                        $ 2,997,121    $ 2,226,345
                                         ===========    ===========



LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Trade accounts payable                 $   288,224    $   373,503
  Short-term debt related party              321,263        327,315
  Current portion of long-term debt
   related parties                           753,718        753,718
  Current portion of long-term debt          245,546        245,546
  Deferred obligations to related parties  5,893,847      5,753,544
  Loss in excess of investment in investee   420,000           -
  Other current liabilities                   72,591         70,919
                                         -----------    -----------
     Total current liabilities             7,995,189      7,524,545


LONG-TERM DEBT, less current portion         208,082        255,706

STOCKHOLDERS' INVESTMENT:
  Common stock, $1.00 par value. Authorized
   6,000,000 shares, issued and outstanding
   2,803,763 shares in 2003 and 2002       2,803,763      2,803,763
  Additional paid-in capital               5,471,218      5,471,218
  Accumulated deficit                    (13,481,131)   (13,828,887)
                                         -----------    -----------
     Total stockholders' investment       (5,206,150)    (5,553,906)
     Total liabilities and stockholders'
      Investment                         $ 2,997,121    $ 2,226,345
                                         ===========    ===========

The accompanying notes are an integral part of these consolidated statements. The 2003 and 2002 financial information is unaudited

         RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE FIRST QUARTERS ENDED FEBRUARY 28, 2003 AND 2002

                                           Three Months Ended
                                                February 28
                                            2003           2002
                                         -----------    -----------
REVENUES & OTHER ITEMS:
  Sales                                  $   703,207    $   410,919
  Royalties                                   71,037         51,454
  Interest income	                         480            839
  Other income                                  -               255
                                         -----------    -----------
     Total revenues                          774,724        463,467

EXPENSES & OTHER ITEMS:
  Cost of sales                              557,971        348,636
  Loss on investment in investee                -           223,201
  General and administration                 173,015        177,134
  Interest                                    71,613         66,264
  Depreciation and amortization               68,156         67,570
                                         -----------    ----------
      Total costs and expenses               870,755        659,604
                                         -----------    -----------
      Pretax income (loss) from
       continuing operations                 (96,031)      (419,338)

Provision for income taxes                      -              -
     Net income (loss) from
      continuing operations              $   (96,031)   $  (419,338)
                                         ===========    ===========
EARNINGS (LOSS) PER SHARE:
  Income (loss) from operations                (0.03)         (0.15)
                                         -----------    -----------
     Net income (loss) per share         $     (0.03)   $     (0.15)
                                         ===========    ===========

  Weighted Average Number of Shares of
   Common Stock Outstanding                2,803,763      2,803,763
                                         ===========    ===========

The accompanying notes are an integral part of these consolidated statements. The 2003 and 2002 financial information is unaudited.

        RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE FIRST QUARTER ENDED FEBRUARY 28, 2003 AND 2002

                                           Three Months Ended
                                                February 28
                                            2003           2002
                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) from operations      $   (96,031)   $  (419,338)
  Adjustments to reconcile net income
   From operations to net cash provided
   by operating activities:
      Depreciation and amortization           68,156         67,570
      Loss (gain) on investment in investee     -           223,201
      Changes in assets and liabilities:
       (Increase) decrease in receivables    (46,406)        57,663
       (Increase) decrease in inventories     57,016         (4,607)
       (Increase) decrease in other
        current assets                        25,448        (12,178)
       Increase (decrease) in trade
        accounts payable                     (85,279)        41,335
       Increase (decrease)in deferred
        obligations to related parties       134,251         91,404
       Increase (decrease) in other
        current liabilities                    1,672        (60,454)
                                         -----------    -----------
     Total adjustments                       154,858        403,934
                                         -----------    -----------
     Net cash provided (used) by
      operating activities                    58,827        (15,404)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures - Net                 (19,633)          -
                                         -----------    -----------
     Net cash provided (used) by
      investing activities                   (19,633)          -

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) in long-term debt               (47,624)          (121)
                                         -----------    -----------
     Net cash provided (used) by
      financing activities                   (47,624)          (121)

     Net increase (decrease) in cash and
      cash equivalents                        (8,430)       (15,525)
                                         -----------    -----------
Cash and cash equivalents at the
 beginning of the year                        61,078         76,223
                                         -----------    -----------
Cash and cash equivalents at the end
 of the year                             $    52,648    $    60,698
                                         ===========    ===========
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
  Cash paid during the year for interest $    13,612    $    16,561
                                         -----------    -----------


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Operations

            First quarter ended February 28, 2003 compared to the first quarter ended February 28, 2002

For the first quarter ended February 28, 2003, the Registrant had revenues of $774,724, which resulted in a net loss of $96,031 or $0.03 per share. For the first quarter ended February 28, 2002, the Registrant had revenues of $463,467, which resulted in a net loss of $419,338 or $0.15 per share.

The revenues in the first quarter of 2003 increased from 2002 as a result of an increase in sales from $410,919 to $703,207, an increase in royalty income of $19,583. The sales at the Registrant's silica sand operation increased as a result an increase in demand for the Registrant's low iron glass sand and bunker sand. The increased demand will continue into part of the second quarter, but then is expected to return to prior levels for the remainder of the year.

The costs and expenses were $870,755 and $882,805 in the first quarter of 2003 and 2002, respectively. The cost of sales increased by $209,335 from 2002 to 2003 due primarily to the increased demand for glass sand and increased mining and tailing costs. The G&A decreased slightly from 2002 to 2003. Some of the expenses contained in the general and administrative costs pertaining to salaries of the officers and deferred compensation have been accrued but not paid, as the Company is conserving its cash.
The Registrant's loss on investment from its affiliated venture Rossborough-Remacor LLC (R-R) decreased by $223,201 as the losses exceeded the Registrant's investment and obligations. R-R has remained in a loss position, as sales were slow during the first quarter. R-R is continuing its program of trying to reduce costs and improve both sales and product margins. The operations of R-R will require continued cooperation from its suppliers, and R-R is negotiating with them to reduce past due unsecured debt. R-R is continuing to evaluate all its options including bankruptcy.

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

The Company had working capital deficits of approximately $6.64 million and $6.13 million for the three months ended February 28, 2003 and the year ended November 30, 2002, respectively. The working capital deficit increased as a result of the operating losses. As part of the Company's program to conserve cash in order to operate the company, part of the salaries due to the officers of the Company, all of the deferred compensation due to the deceased chairman's spouse, and part of the interest due on certain loans were accrued but not paid for the three months ended February 28, 2003. As of February 28, 2003, these accruals (salaries, deferred compensation and deferred interest) exceeded $5.8 million. For the current year, the Company plans to continue to accrue part of the obligations described in the preceding paragraph and expects to continue to generate sufficient cash flow to operate.

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


Date: July 11, 2003

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


Date: July 11, 2003

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

Date: July 11, 2003

/s/ Frank C Melfi
------------------------
President and
Chief Executive Officer