Form 10QSB
period 2003-05-31
RESERVE INDUSTRIES CORP /NM/
filed 2003-07-21
CIK 83347

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

State the number of shares of outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of July 10, 2003 - 2,803,763 shares $1.00 Par Value

                            INDEX


                                                  Page No.
                                                  --------


PART I.     Financial Information


      Consolidated Balance Sheets
      May 31, 2003 and November 30, 2002              1


      Consolidated Statements of Income
      Second quarter ended
      May 31, 2003 and 2002                           2


      Consolidated Statements of Cash Flows
      Second quarter ended
      May 31, 2003 and 2002                           3


      Footnotes to Consolidated Financial Statements  4


      Management's Discussion and Analysis or
      Plan of Operation                             5 - 6


PART II.     Other Information                        7

       RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
             MAY 31, 2003 AND NOVEMBER 30, 2002

ASSETS                                     2003           2002
                                        -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents             $   108,111    $    61,078
  Receivables, less allowance for
   doubtful accounts $1,501                 168,774        179,516
  Receivables from affiliates and
   related parties                          789,615        727,286
  Inventories                               209,873        298,218
  Prepaid expenses and deposits              60,132        130,017
                                        -----------    -----------
      Total current assets                1,336,505      1,396,115

PROPERTY, PLANT AND EQUIPMENT, at cost    3,379,257      3,317,968
 Less accumulated depreciation
  and depletion                          (1,910,678)    (1,773,951)
                                        -----------    -----------
     Total property, plant and equipment  1,468,579      1,544,017

OTHER INVESTMENT                            150,000        150,000
                                        -----------    -----------
     Total assets                       $ 2,955,084    $ 3,090,132
                                        ===========    ===========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Trade accounts payable                $   207,969    $   373,503
  Short-term debt related party             554,314        327,315
  Current portion of long-term debt
   related parties                          753,718        753,718
  Current portion of long-term debt         245,546        245,546
  Deferred obligations to related parties 5,814,150      5,753,544
  Loss in excess of investment in investee  420,000        420,000
  Other current liabilities                  51,692         70,919
                                        -----------    -----------
     Total current liabilities            8,047,389      7,944,545

LONG-TERM DEBT, less current portion        137,330        255,706

STOCKHOLDERS' INVESTMENT:
  Common stock, $1.00 par value.
   Authorized  6,000,000 shares, issued
   and outstanding 2,803,763 shares
   in 2003 and 2002                       2,803,763      2,803,763
  Additional paid-in capital              5,471,218      5,471,218
  Accumulated deficit                   (13,504,616)   (13,385,100)
                                        -----------    -----------
     Total stockholders' investment      (5,229,635)    (5,110,119)
     Total liabilities and stockholders'
      investment                       $  2,955,084    $ 3,090,132
                                       ============    ===========

The accompanying notes are an integral part of these consolidated statements. The 2003 and 2002 financial information is unaudited.

          RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE SECOND QUARTER AND SIX MONTHS ENDED MAY 31, 2003 AND 2002

                                Second Quarter Ended      Six Months Ended
                                       MAY 31                  MAY 31
                                   2003       2002        2003        2002
                               ----------- ----------- ----------- -----------
REVENUES & OTHER ITEMS:
  Sales                        $   932,450 $   608,025 $ 1,635,657 $ 1,018,945
  Royalties                         44,908      48,360     115,945      99,814
  Interest income                    1,557         243       2,038       1,082
  Other income (loss)                3,993      (1,456)      3,993      (1,201)
                               ----------- ----------- ----------- -----------
     Total revenues                982,908     655,172   1,757,633   1,118,640

EXPENSES & OTHER ITEMS:
  Cost of sales                    700,557     451,557   1,258,528     800,194
  Loss on investment in investee      -        189,854        -        413,055
  General and administration       169,555     180,971     342,570     358,105
  Interest expense                  67,712      68,633     139,325     134,897
  Depreciation and amortization     68,571      68,856     136,726     136,426
                               ----------- ----------- ----------- -----------
      Total costs and expenses   1,006,395     959,871   1,877,149   1,842,677

      Pretax income (loss) from
       continuing operations       (23,487)   (304,699)   (119,516)   (724,037)

Provision for income taxes            -           -           -           -
     Net income (loss) from
      continuing operations    $   (23,487) $ (304,699) $ (119,516) $ (724,037)

EARNINGS (LOSS) PER SHARE:
  Income (loss) from continuing
   operations                        (0.01)      (0.11)      (0.04)      (0.26)
                               ----------- ----------- ----------- -----------
      Net (loss) per share     $     (0.01)$     (0.11)$     (0.04)$     (0.26)
                               =========== =========== =========== ===========

Weighted Average Number of Shares
 of Common Stock Outstanding     2,803,763   2,803,763   2,803,763   2,803,763
                               ----------- ----------- ----------- -----------

The accompanying notes are an integral part of these consolidated statements. The 2003 and 2002 financial information is unaudited.

              RESERVE INDUSTRIES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE SECOND QUARTERS ENDED MAY 31, 2003 AND MAY 31, 2002

                                           Six Months Ended
                                                May 31
                                            2003           2002
                                        -----------    -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) from continuing
   operations                           $  (119,516)   $  (724,037)
  Adjustments to reconcile net income
   from continuing operations to net cash
   provided by operating activities:
    Depreciation and amortization           136,726        136,426
    (Gain) loss on investment in investee      -           413,055
     Changes in assets and liabilities:
      (Increase) decrease in receivables     10,742        (49,128)
      (Increase) decrease in inventories     88,345        (40,686)
      (Increase) decrease in other
        current assets                        7,556        (31,260)
      Increase (decrease) in trade
       accounts payable                    (165,534)       154,677
      Increase (decrease) in deferred
       obligations to related parties       287,606        242,357
      Increase (decrease) in other
       current liabilities                  (19,227)       (68,431)
                                        -----------    -----------
     Total adjustments                      346,214        757,010
     Net cash provided (used) by
      operating activities                  226,698         32,973

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures - Net                (61,289)        (3,199)
                                        -----------    -----------
     Net cash (used) by investing
      activities	                          (61,289)        (3,199)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) in long-term debt             (118,376)       (49,949)
                                        -----------    -----------
     Net cash provided (used) by
      financing activities                 (118,376)       (49,949)

     Net increase (decrease) in cash
      and cash equivalents                   47,033        (20,175)
                                        -----------    -----------

Cash and cash equivalents at the
 beginning of the year                       61,078         76,223
                                        -----------    -----------
Cash and cash equivalents at the
 end of the year                        $   108,111    $    56,048
                                        ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for
   interest                             $    23,195    $    30,446
                                        -----------    -----------

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

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

      Results of Operations

            Second quarter ended May 31, 2003 compared to the second quarter ended May 31, 2002

For the second quarter ended May 31, 2003, the Registrant had revenues of $982,908, which resulted in a net loss of $23,487 or $0.01 per share. For the second quarter ended May
31, 2002, the Registrant had revenues of $655,172, which resulted in a net loss of $304,699 or $0.11 per share.

The revenues in the second quarter of 2003 increased from 2002 as a result of an increase in sales from $608,025 to $932,450. The sales at the Registrant's silica sand operation increased as a result an increase in demand for the Registrant's low iron glass sand and bunker sand. The increased demand will continue through most of the third quarter.

The costs and expenses were $1,006,395 and $959,871 in the second quarter of 2003 and 2002, respectively. The cost of sales increased by $249,000 from 2002 to 2003 due primarily to the increased demand for glass sand. The G&A decreased slightly from 2002 to 2003. Some of the expenses contained in the general and administrative costs pertaining to salaries of the officers and deferred compensation have been accrued but not paid, as the Company is conserving its cash. The Registrant's loss on investment from its affiliated venture Rossborough-Remacor LLC (R-R) decreased by $189,854 as the losses exceeded the Registrant's investment and obligations. R-R was not able to reach an agreement with its suppliers and filed for bankruptcy on June 18, 2003. R-R continued its program of trying to reduce costs and improve both sales and product margins and has shutdown its steel side and magnesium recycling operations. R-R will concentrate on its desulfurization operations.

            Six months ended May 31, 2003 compared
            to the six months ended May 31, 2002

For the six months ended May 31, 2003, the Registrant had revenues of $1,757,633, which resulted in a net loss of $119,516 or $0.04 per share. For the six months ended May 31, 2002, the Registrant had revenues of $1,118,640, which resulted in a net loss of $724,037 or $0.26 per share.

The revenues in the six months ended May 31, 2003 increased over 2002 as a result of an increase in sales of $616,712 and an increase in royalty income of $16,131.

The costs and expenses were $1,877,149 and $1,842,677 for the six months ended May 31, 2003 and 2002, respectively. For the current six month period, the cost of sales increased by $458,334 from 2002 to 2003 as a result of the increase amount of low iron sand produced and sold. The Registrant's loss on investment from its affiliated venture Rossborough-Remacor LLC (R-R) decreased by $413,055 as the losses exceeded the Registrant's investment and obligations. The G&A decreased slightly in 2003. Some of the expenses contained in the general and administrative costs pertaining to salaries of the officers have been accrued but not paid, as the Company is conserving its cash.

      Liquidity and Capital Resources

               Period from December 1, 2002 to May 31, 2003

The Company's net cash provided by operating activities was $226,698 and $32,973 for the six months ended May 31, 2003 and 2002, respectively. The net cash used by investing activities was $61,289 and $3,199 for the same six months in 2003 and 2002, respectively. For 2003, the capital expenditures were for capital improvements to the sand project. The Company decreased its long-term debt by $118,376 and $49,949 for the six months ended May 31, 2003 and 2002, respectively. The Company's cash and cash equivalents increased (decreased) by $47,033 and $(20,175) for the six months ended May 31, 2003 and 2002, respectively.

The Company had working capital deficits of approximately
$6.7 million and $6.5 million for the six months ended May 31, 2003 and the year ended November 30, 2002, respectively. The working capital deficit increased as a result of the operating losses. As part of the Company's program to conserve cash in order to operate the company, part of the salaries due to the officers of the Company, all of the deferred compensation due to the deceased chairman's spouse, and part of the interest due on certain loans were accrued but not paid for the six months ended May 31, 2003. As of May 31, 2003, these accruals (salaries deferred compensation and deferred interest) exceeded $5.8 million.

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

            Not Applicable

Item 3.  Defaults upon Senior Securities

            Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

            Not Applicable

Item 5.  Other Information

On June 18, 2003, Rossborough-Remacor LLC filed for Chapter
11 Bankruptcy protection.  The bankruptcy was filed in the United
States Bankruptcy Court for the Northern District of Ohio.

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

Date: July 15, 2003

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

Date: July 15, 2003

/s/ William J. Melfi
------------------------
William J. Melfi
Vice President Finance and Administration
and Chief Financial Officer

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


Date: July 15, 2003

/s/ Frank C Melfi
----------------------------------
President and Chief Executive Officer